Form 10QSB
period 1996-03-31
LEAK X ENVIRONMENTAL CORPORATION
filed 1996-05-14
CIK 842697

U.S. SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended:                           Commission File Number:
   March 31, 1996                                    0-17776


                    LEAK-X ENVIRONMENTAL CORPORATION
        (Exact name of Registrant as specified in its charter)


            Delaware                                 23-2823596
(State or other jurisdiction of                  (IRS Employer Identi-
 incorporation or organization                     fication Number)


790 East Market Street, Suite 270, West Chester, PA               19382
(Address of Principal Executive Offices)                      (Zip Code)


                       (610) 344-3380
   (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.
                           Yes  X    No

The number of shares of Common Stock, par value $.001 per share, outstanding as of May 13, 1996 is 14,354,154 shares.

CONSOLIDATED BALANCE SHEET
LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                                                        March 31,    December 31,
                                                          1996           1995
                                                       (Unaudited)
ASSETS:
CURRENT ASSETS
   Cash and cash equivalents                         $    558,604  $     442,946
   Accounts receivable, net                             1,656,340      2,363,769
   Inventory                                              295,980        362,782
   Subscription receivable                               --------        225,000
   Other current assets                                   162,164        175,492
   Net assets of discontinued operations                  528,107        528,107
       TOTAL CURRENT ASSETS                             3,201,195      4,098,096

PROPERTY AND EQUIPMENT, NET                               212,090        211,471

OTHER ASSETS
   Goodwill, net of accumulated amortization of $30,257
         in 1996 and $15,625 in 1995                    1,785,139      1,799,770
   Patents and other assets, net of accumulated
         amortization of $2,663 in 1996 and $2,556 in 1995 17,204         15,118
       TOTAL OTHER ASSETS                               1,802,343      1,814,888

       TOTAL ASSETS                                  $  5,215,628  $   6,124,455


LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
   Accounts payable and accrued expenses             $  1,593,483  $   2,108,564
   Unearned revenue                                       199,318        168,206
   Line of credit                                         350,000        450,000
   Note payable to directors                              161,770        161,770
   Current portion of long term debt                       52,348         52,348
   Net liabilities of discontinued operation              503,000        533,324
       TOTAL CURRENT LIABILITIES                        2,859,919      3,474,212

LONG TERM DEBT                                             93,742        106,411

STOCKHOLDERS' EQUITY
   Preferred stock $.01 par value:
   5,000,000 shares authorized,
   1,688,888 Issued and outstanding in 1996 and 1995    1,900,000      1,900,000
   Common stock $.001 par value:
   30,000,000 shares authorized,
   14,354,154 issued and outstanding in 1996 and 1995      14,355         14,355
   Additional paid-in capital                           6,360,225      6,354,541
   Deficit                                             (6,012,613)    (5,725,064)
      TOTAL STOCKHOLDERS' EQUITY                        2,261,967      2,543,832

       TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                  $  5,215,628  $   6,124,455

                         See notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF OPERATIONS
LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
(Unaudited)

                                    Three Months Ended March 31,
                                           1996             1995
Revenues:
         Service                     $1,247,169         $786,364
         Product                        569,569          --------
                                      1,816,738          786,364
Cost of Revenues:
         Service                        891,245          486,609
         Product                        547,235          --------
                                      1,438,480          486,609
Selling, general and
         administrative expenses        657,284          274,927

Operating income(loss)                 (279,026)          24,828

Other income                             (6,275)         --------
Interest expense                         14,184              595

Net income(loss) before taxes          (286,935)          24,233

Income tax expense(credit)                  614           (1,029)

Net income(loss)                       (287,549)          25,262

Weighted average common
         shares outstanding          14,354,154        8,716,154

Net income(loss) per share               ($0.02)           $0.00



                 See notes to consolidated financial statments


CONSOLIDATED STATEMENTS OF CASH FLOWS
LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
(Unaudited)
                                                  Three Months Ended March 31,
                                                         1996               1995
CASH FLOW FROM
     OPERATING ACTIVITIES:
   Net income (loss)                                ($287,549)          $25,262
   Adjustments to reconcile net income (loss) to
      net cash provided (used) by operating activities:
         Depreciation                                  13,848             7,289
         Goodwill amortization                         14,632            ----
         Valuation of stock options                     6,750             7,812
   (Increase) decrease in accounts receivable         707,429           (78,031)
   Decrease in costs and estimated
     earnings in excess of billings                    50,041            ----
   Decrease in inventories                             66,802            ----
   Increase in other current assets                   (36,713)          (42,212)
   Decrease in accounts payable                      (421,360)         (167,804)
   Increase  in billings in excess of cost             31,112            ----
   Decrease in accrued
     expenses and other liabilities                   (10,293)             (488)
   Decrease in net assets of discontinued operations  (30,324)          (58,094)

NET CASH PROVIDED (USED) BY OPERATIONS                104,375          (306,266)

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                               (14,468)           (8,478)
   Increase in other assets, net                       (2,086)           ----

NET CASH USED BY INVESTING ACTIVITIES                 (16,554)           (8,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on line of credit                        (100,000)           ----
   Payments on long-term debt                         (12,669)           ----
   Proceeds from subscription receivable,
       net of expenses                                140,506            ----

NET CASH PROVIDED BY
   FINANCING ACTIVITIES                                27,837                 0


NET INCREASE/(DECREASE)  IN CASH                      115,658          (314,744)

CASH, beginning of the year                           442,946           724,669

CASH, end of the year                                $558,604          $409,925

See notes to consolidated financial statements.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                           (UNAUDITED)

                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Note 1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements of Leak-X Environmental Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

     Per share data for the periods are based upon the weighted average number of common shares outstanding during such periods, plus net additional shares issued upon exercise of options and warrants. Outstanding options and warrants have not been included in the computation of per share data in the quarter ended March 31, 1996 or the quarter ended March 31, 1995 as they would be immaterial or anti-dilutive, respectively.

Note 2.   Financial Matters

     Total interest expense for the three months ended March 31, 1996 and March 31, 1995 was $14,184 and $595, respectively.

Note 3.  Discontinued Operations

     Net assets of discontinued operations at March 31, 1996 consist of accounts receivable of $528,107. Net liabilities of discontinued operations at March 31, 1996 include accounts payable and accrued expenses of $346,314 and $165,823, respectively.

Note 4.  Line of Credit

     On March 29, 1996, the Company received a waiver from its financial institution with respect to certain covenants of its Revolving Credit Agreement. The waiver extends for the balance of the term of the agreement, July 1, 1996.

Item 2.   Management's Discussion and Analysis

Results of Operations

Quarter ended March 31, 1996 compared to the Quarter ended March
31, 1995

     Net revenue increased 131% to $1,816,738 for the quarter ended March 31, 1996 (the "1996 Quarter") compared to $786,364 for the quarter ended March 31, 1995 (the "1995 Quarter"). The increase in revenues is attributable to a 59% increase in environmental consulting services and the addition of the Company's groundwater remediation business which the Company acquired in September 1995.

     The Company had a lower gross margin of 21% for the 1996 Quarter as compared to a gross margin of 38% in the 1995 Quarter. The lower gross margin is primarily attributable to the low gross margin from the Company's groundwater remediation business which was adversely affected by a decline in sales volume.

     The Company reported a loss of $287,549 in the 1996 Quarter as compared to income of $25,262 in the 1995 Quarter. The loss in the 1996 Quarter is primarily due to higher selling, general and administrative ("SG&A") expenses, a lower gross margin and lower sales in the groundwater remediation business in the 1996 Quarter. Even though the Company's environmental consulting business attained its highest first quarter sales volume in its six year history, revenues for groundwater remediation services were lower than anticipated for the 1996 Quarter primarily attributable to delays in receipt of anticipated equipment orders. These delays were, in part, a result of proposed changes that are being considered by environmental regulators that would require a longer "up-front" evaluation of sites where remediation may be required. Accordingly, potential customers of the groundwater remediation services are postponing purchases until the proposed changes are more fully defined by environmental regulators.

     The Company's groundwater remediation business, which was not included in the 1995 Quarter since the business was acquired in late 1995, accounted for approximately $333,120 of SG&A expenses (or 87% of the increase in SG&A). Excluding the expenses attributable to the groundwater remediation business, SG&A expenses were actually proportionately less as a percentage of sales, 26% in the 1996 Quarter as compared to 36% in the 1995 Quarter. This is primarily attributable to the increased sales which required no increase in SG&A expenses.

Liquidity and Capital Resources

     The Company generated $104,375 in cash from operating activities in the 1996 Quarter as compared to utilizing $306,266 in the 1995 Quarter. The primary change in the generation of cash from operating activities was a $707,429 decrease in accounts receivable in the 1996 Quarter as compared to a $78,031 increase in the 1995 Quarter. Accounts payable was reduced in the 1996 Quarter by $421,360.

     Net cash used by investing activities in the 1996 Quarter was $16,554 as compared to $8,478 net cash used in the 1995 Quarter.
Capital expenditures were primarily for computers.

     Net cash provided by financing activities was $27,837 in the 1996 Quarter as compared to no financing activities in the 1995 Quarter. In the 1996 Quarter, the Company completed the private placement of its common stock which commenced in December 1995 which resulted in cash of $140,506. In addition, the Company paid down $100,000 on its line of credit and $12,669 on its long-term debt.

     The Company's working capital decreased 45% at March 31, 1996 to $341,276 as compared to $623,884 at December 31, 1995. The change in working capital was primarily the result of the decrease in accounts receivable, inventory and proceeds from the private placement. The Company utilized working capital funds to manage accounts payable and to fund ongoing operations.

     Backlog at March 31, 1996 was approximately $5,600,000 as compared to approximately $5,000,000 at December 31, 1995. Backlog in the 1996 Quarter increased as compared to December 31, 1995 due to an increase in booking of new contracts scheduled to commence in Fiscal 1996. The Company believes that all of the current backlog will be completed in 1996, although, no assurance of this can be given. Much of the Company's backlog is subject to termination at will and rescheduling without significant penalty.

     On March 29, 1996, the Company received a waiver through July 1, 1996 with respect to failure to meet some of the terms of the financial covenants of its Revolving Credit Agreement (the "Credit Agreement") at December 31, 1995. The Company is no longer in default of any covenants of the Credit Agreement at March 31, 1996. The Company had $400,000 of available borrowing at March 31, 1996.

     The Company deems its present facilities and equipment adequate for its immediate needs and it has no material commitments for capital expenditures. The Company believes its present liquidity and cash flow are adequate for its current needs. There can be no assurance, however, that additional financing, whether from debt or equity, will be available to the Company when needed on commercially reasonable terms, or at all.

     The Company's management believes that inflation has not had a significant impact on its business during the past three years.

     The statements contained herein include forward looking statements that involve a number of risks and uncertainties. In addition to the facts discussed, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the industry and general economy; competitive factors, such as rival designs and prices; inventory risks due to shifts in market demand; changes in sales mix; and the risk factors listed from time to time in the Company's SEC reports.

                   PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

     (27) Finacial Data Schedule

(b)  Reports on Form 8-K:

     On January 2, 1996, the Company filed a Form 8-K with respect to the change in its auditors to Mazars and Company, LLP.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    May 14, 1996

                             LEAK-X ENVIRONMENTAL CORPORATION

                             by:  /s/   Joyce A. Rizzo
                             Chief Executive Officer


                             by:  /s/   Eileen E. Bartoli
                             Controller and
                             Chief Accounting Officer