Form 10QSB
period 1996-06-30
LEAK X ENVIRONMENTAL CORPORATION
filed 1996-08-13
CIK 842697

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended:                      Commission File Number:
    June 30, 1996                               0-17776


                  LEAK-X ENVIRONMENTAL CORPORATION
       (Exact name of Registrant as specified in its charter)


            Delaware                            23-2823596
(State or other jurisdiction of             (IRS Employer Identi-
 incorporation or organization                fication Number)


790 East Market Street, Suite 270, West Chester, PA                19382
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

The number of shares of Common Stock, par value $.001 per share, outstanding as of August 12, 1996 is 15,855,388 shares.

CONSOLIDATED BALANCE SHEET
LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                                                  June 30,       December 31,
                                                    1996             1995
                                                (Unaudited)
ASSETS:
CURRENT ASSETS
    Cash and cash equivalents                 $    600,974      $    442,946
    Accounts receivable, net                     1,667,965         2,363,769
    Inventory                                      198,816           362,782
    Subscription receivable                            ---           225,000
    Other current assets                           108,673           175,492
    Net assets of discontinued operations          528,107           528,107
             TOTAL CURRENT ASSETS                3,104,535         4,098,096

PROPERTY AND EQUIPMENT, NET                        205,752           211,471

OTHER ASSETS
    Goodwill, net of accumulated amortization of
      $45,399 in 1996 and $15,625 in 1995        1,770,592         1,799,770
    Patents and other assets, net of accumulated
      amortization of $2,769 in 1996 and $2,556
      in 1995                                       17,174            15,118
             TOTAL OTHER ASSETS                  1,787,766         1,814,888

             TOTAL ASSETS                     $  5,098,053      $  6,124,455


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES
    Accounts payable and accrued expense     $   1,653,085      $  2,108,564
    Unearned revenue                                85,809           168,206
    Line of credit                                 372,000           450,000
    Note payable to directors                      161,770           161,770
    Current portion of long term debt               52,000            52,348
    Net liabilities of discontinued operations     502,594           533,324
             TOTAL CURRENT LIABILITIES           2,827,258         3,474,212

LONG TERM DEBT                                      81,208           106,411

STOCKHOLDERS' EQUITY
    Preferred stock $.01 par value:
    5,000,000 shares authorized, 1,688,888
    issued and outstanding in 1996 and 1995      1,900,000         1,900,000
    Common stock $.001 par value:
    30,000,000 shares authorized, 14,354,154
    issued and outstanding in 1996 and 1995         14,355            14,355
    Additional paid-in capital                   6,365,960         6,354,541
    Deficit                                     (6,090,728)       (5,725,064)
       TOTAL STOCKHOLDERS' EQUITY                2,189,587         2,543,832

             TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY    $   5,098,053      $  6,124,455

                           See notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF OPERATIONS
LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
(Unaudited)

                                    Three Months Ended June 30,
                                          1996               1995
Revenues:
         Service                    $1,500,026           $980,928
         Product                       546,927               ----
                                     2,046,953            980,928
Cost of Revenues:
         Service                     1,118,007            695,857
         Product                       404,455               ----
                                     1,522,462            695,857
Selling, general and
         administrative expenses       591,130            271,433

Operating income(loss)                 (66,639)            13,638

Other income                            (6,454)              ----
Interest expense                        18,175                829

Net income(loss) before taxes          (78,360)            12,809

Income tax credit                         (245)              ----

Net income(loss)                       (78,115)            12,809

Weighted average common
         shares outstanding         14,354,154          8,832,923

         Net income(loss) per share     ($0.01)             $0.00

              See notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF OPERATIONS
LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
(Unaudited)

                                    Six Months Ended June 30,
                                          1996             1995
Revenues:
         Service                    $2,747,195       $1,767,292
         Product                     1,116,496             ----
                                     3,863,691        1,767,292
Cost of Revenues:
         Service                     2,009,252        1,182,466
         Product                       951,690             ----
                                     2,960,942        1,182,466
Selling, general and
         administrative expenses     1,248,414          546,361

Operating income(loss)                (345,665)          38,465

Other income                           (12,729)            ----
Interest expense                        32,359            1,424

Net income(loss) before taxes         (365,295)          37,041

Income tax expense/(credit)                369           (1,029)

Net income(loss)                      (365,664)          38,070

Weighted average common
         shares outstanding          14,354,154        8,774,861

          Net income(loss) per share     ($0.03)           $0.00

               See notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF CASH FLOWS
LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
(Unaudited)

                                                     Six Months Ended June 30,
                                                         1996           1995
CASH FLOW FROM
     OPERATING ACTIVITIES:
    Net income (loss)                                 ($365,664)       $38,070
    Adjustments to reconcile net income (loss) to
       net cash provided (used) by operating activities:
          Depreciation                                   33,010         14,753
          Goodwill amortization                          29,178          ----
          Valuation of stock options                     13,500         15,625
    (Increase) decrease in accounts receivable          695,804       (167,050)
    (Increase) decrease in costs and estimated
      earnings in excess of billings                     70,804        (60,961)
    Decrease in inventories                             163,966          ----
    Increase in other current assets                     (3,985)       (61,107)
    Decrease in accounts payable                       (305,655)       (71,043)
    Decrease  in billings in excess of cost             (82,397)         ----
    Increase (decrease) in accrued
      expenses and other liabilities                    (66,397)           814
    (Increase) decrease in net assets of
      discontinued operation                            (30,730)        15,352

NET CASH PROVIDED (USED) BY OPERATIONS                  151,434       (275,547)

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                (27,290)       (21,819)
    Increase in other assets, net                        (2,056)        (4,000)

NET CASH USED BY INVESTING ACTIVITIES                   (29,346)       (25,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on line of credit                          (78,000)         ----
    Payments on long-term debt                          (25,551)         ----
    Issuance of common stock                               ----          1,380
    Proceeds from subscription receivable,
        net of expenses                                 139,491          ----

NET CASH PROVIDED BY
    FINANCING ACTIVITIES                                 35,940          1,380


NET INCREASE/(DECREASE)  IN CASH                        158,028       (299,986)

CASH, beginning of the period                           442,946        724,669

CASH, end of the period                                $600,974       $424,683

                         See notes to consolidated financial statements



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                           (UNAUDITED)

                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Note 1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements of Leak-X Environmental Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

     Per share data for the periods are based upon the weighted average number of common shares outstanding during such periods, plus net additional shares issued upon exercise of options and warrants. Outstanding options and warrants have not been included in the computation of per share data in the three and six month periods ended June 30, 1996 or June 30, 1995 as they would be immaterial or anti-dilutive, respectively.

Note 2.   Financial Matters

     Total interest expense for the six months ended June 30, 1996 and June 30, 1995 was $32,359 and $1,424, respectively.

Note 3.  Discontinued Operations

     Net assets of discontinued operations at June 30, 1996 consist of accounts receivable of $528,107. Net liabilities of discontinued operations at June 30, 1996 include accounts payable and accrued expenses of $348,814 and $153,780, respectively.

Note 4.  Line of Credit

     On March 29, 1996, the Company received a waiver from its financial institution with respect to certain covenants of its Revolving Credit Agreement (the "Credit Agreement"). The waiver was extended for the balance of the term of the agreement to July 1, 1996. The Company executed a new Credit Agreement for the period July 1, 1996 through July 1, 1997. The new Credit Agreement permits the Company to borrow up to $750,000. Borrowings under the Credit Agreement are limited to 60% of eligible accounts receivable, as defined, and bear interest at the prime rate plus three-quarter (3/4) percent.

Note 5.  Subsequent Events

     On July 1, 1996, the Company entered into an agreement with John S. Gelles and William H. Gelles, Jr., Officers and Directors of the Company, to convert their 1,688,888 shares of Preferred Stock into 1,501,234 shares of Common Stock in exchange for certain registration rights. In accordance with the agreement, John and William Gelles irrevocably waived any and all rights to dividends to which they may have been entitled in accordance with the terms of the Preferred Stock. In addition, the Company entered into thirty-month employment agreements with John and William Gelles to serve as employees of the Company, each at an monthly salary of $6,250 through December 31, 1996 and $4,167 thereafter. The Company also granted 200,000 incentive stock options each to John and William Gelles pursuant to the Company's 1995 stock Option plan at an exercise price of $0.265.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations

Quarter ended June 30, 1996 compared to the Quarter ended June 30,
1995

     Net revenue increased 109% to $2,046,953 for the quarter ended June 30, 1996 (the "1996 Quarter") compared to $980,928 for the quarter ended June 30, 1995 (the "1995 Quarter"). The increase in revenues is attributable to a 53% increase in environmental consulting services and the addition of the Company's groundwater remediation business which the Company acquired in September 1995.

     The Company had a lower gross margin of 26% for the 1996
Quarter as compared to a gross margin of 29% in the 1995 Quarter. The lower gross margin is primarily attributable to higher construction management revenues in the 1996 Quarter which have a lower margin than environmental consulting revenues.

     The Company reported a loss of $78,115 in the 1996 Quarter as compared to income of $12,809 in the 1995 Quarter. The loss in the 1996 Quarter is primarily due to low sales in the groundwater remediation business in the 1996 Quarter. Revenues for groundwater remediation services were lower than anticipated for the 1996 Quarter primarily attributable to delays in receipt of anticipated equipment orders. These delays were, in part, a result of proposed changes that are being considered by environmental regulators that would require a longer "up-front" evaluation of sites where remediation may be required. Accordingly, potential customers of the groundwater remediation services are postponing purchases until the proposed changes are more fully defined by environmental regulators.

     The $78,115 loss in the quarter ended June 30, 1996 is a significant improvement over the $287,549 loss reported for the quarter ended March 31, 1996. In the quarter ended June 30, 1996, the Company made significant reductions in its overhead expenses in the groundwater remediation business in order to better compensate for the period of lower sales.

Six Months ended June 30, 1996 compared to the Six Months ended
June 30, 1995

     Net revenue increased 119% to $3,863,691 for the six months ended June 30, 1996 (the "1996 Period") compared to $1,767,292 for the six months ended June 30, 1995 (the "1995 Period"). The increase in revenues is attributable to a 55% increase in environmental consulting services and the addition of the Company's groundwater remediation business which the Company acquired in September 1995.

     The Company had a lower gross margin of 23% for the 1996 Period as compared to a gross margin of 33% in the 1995 Period. The lower gross margin is primarily attributable to the low gross margin from the Company's groundwater remediation business which was adversely affected by a decline in sales volume in the 1996 Period.

     The Company reported a loss of $365,664 in the 1996 Period as compared to income of $38,070 in the 1995 Period. The loss in the 1996 Period is primarily due to low sales and the resultant low gross margin in the groundwater remediation business. Even though the Company's environmental consulting business attained its highest six month sales volume in its six year history, revenues for groundwater remediation services were lower than anticipated for the 1996 Quarter, primarily attributable to delays in receipt of anticipated equipment orders.

Liquidity and Capital Resources

     The Company generated $151,434 in cash from operating activities in the 1996 Period as compared to utilizing $275,547 in the 1995 Period. The primary change in the generation of cash from operating activities was a $695,804 decrease in accounts receivable in the 1996 Period as compared to a $167,050 increase in the 1995 Period. Accounts payable was reduced by $305,655 in the 1996 Period as compared to a reduction of $71,043 in the 1995 period.
In addition, the Company incurred a loss of $365,664 in the 1996 Period as compared to income of 38,070 in the 1995 Period.

     Net cash used by investing activities in the 1996 Period was $29,346 as compared to $25,819 net cash used in the 1995 Period.
Capital expenditures were primarily for computer equipment.

     Net cash provided by financing activities was $35,940 in the 1996 Period as compared to $1,380 in the 1995 Period. In the 1996 Period, the Company completed a private placement of its common stock and warrants which commenced in December 1995 and which resulted in net cash of $139,491. In addition, the Company paid down $78,000 on its line of credit and $25,551 on its long-term debt. The Company received $1,380 in proceeds from the exercise of stock options in the 1995 Period.

     The Company's working capital decreased 56% at June 30, 1996 to $277,277 as compared to $623,884 at December 31, 1995. The change in working capital was primarily the result of the decrease in accounts receivable, inventory and the subscription receivable from the private placement. The Company utilized working capital to manage accounts payable, fund ongoing operations and pay down its line of credit.

     Backlog at June 30, 1996 of $5,000,000 was consistent with the level at December 31, 1995, primarily as a result of the continuation of the NYNEX work. The Company believes that all of the current backlog will be completed in 1996, although, no assurance of this can be given. Much of the Company's backlog is subject to termination at will and rescheduling without significant penalty.

     On March 29, 1996, the Company received a waiver through July 1, 1996 with respect to failure to meet some of the terms of the financial covenants of its Credit Agreement at December 31, 1995. The Company was not in default of any covenants of the Credit Agreement at June 30, 1996. On June 27, 1996, the Company renewed its Credit Agreement with First Union National Bank effective July 1, 1996. The new Credit Agreement permits the Company to borrow up to $750,000. Borrowings under the Credit Agreement are limited to 60% of eligible accounts receivable, as defined, and bear interest at the prime rate plus three-quarter (3/4) percent. The Company had $378,000 of available borrowing at June 30, 1996.

     On July 1, 1996, the Company entered into an agreement with John S. Gelles and William H. Gelles, Jr., Officers and Directors of the Company, to convert their 1,688,888 shares of Preferred Stock into 1,501,234 shares of Common Stock in exchange for certain registration rights. In accordance with the agreement, John and William Gelles irrevocably waived any and all rights to dividends to which they may have been entitled in accordance with the terms of the Preferred Stock.

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

                   PART II.  OTHER INFORMATION

Item 1.   Legal proceedings

          A legal proceeding captioned Christine Bruno and Riccardo Bruno, Plaintiff against Lexicon Environmental Associates, Inc. and Y.R.I. Environmental, a Subdivision of Yellowstone, Inc., Defendant, Supreme Court of the State of New York, County of Suffolk was commenced in May 1996. The plaintiff in this action seeks $1.25 million in damages for injuries allegedly sustained as a result of the inhalation of noxious fumes which resulted from work being performed by the Defendant. Responsibility for the defense of this lawsuit has been assumed by the Company's insurance carrier.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

     (27) Financial Data Schedule

(b)  Reports on Form 8-K:

     None.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    August 13, 1996

                             LEAK-X ENVIRONMENTAL CORPORATION

                             by:  /s/   Joyce A. Rizzo
                                   Chief Executive Officer


                             by:  /s/   Eileen E. Bartoli
                                   Controller and
                                   Chief Accounting Officer