Form 10QSB
period 1996-09-30
LEAK X ENVIRONMENTAL CORPORATION
filed 1996-11-14
CIK 842697

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended:                      Commission File Number:
    September 30, 1996                          0-17776


                    LEAK-X ENVIRONMENTAL CORPORATION
         (Exact name of Registrant as specified in its charter)


            Delaware                            23-2823596
(State or other jurisdiction of             (IRS Employer Identi-
 incorporation or organization                fication Number)


790 East Market Street, Suite 270, West Chester, PA        19382
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

The number of shares of Common Stock, par value $.001 per share, outstanding as of November 11, 1996 is 15,855,388 shares.






CONSOLIDATED BALANCE SHEET
LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                                                       September 30,    December 31,
                                                           1996             1995
                                                        (Unaudited)
ASSETS:
CURRENT ASSETS
     Cash and cash equivalents                       $      239,486   $      442,946
     Accounts receivable, net                             1,999,952        2,363,769
     Inventory                                              240,785          362,782
     Subscription receivable                                --------         225,000
     Other current assets                                   213,812          175,492
     Net assets of discontinued operations                  499,234          528,107
              TOTAL CURRENT ASSETS                        3,193,269        4,098,096

PROPERTY AND EQUIPMENT, NET                                 195,131          211,471

OTHER ASSETS
     Goodwill, net of accumulated amortization of
     $60,533 in 1996 and $15,625 in 1995                  1,755,458        1,799,770
     Patents and other assets, net of accumulated
     amortization of $2,876 in 1996 and $2,556 in 1995       38,386           15,118
              TOTAL OTHER ASSETS                          1,793,844        1,814,888

              TOTAL ASSETS                           $    5,182,244   $    6,124,455


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES
     Accounts payable and accrued expenses           $    2,034,725   $    2,108,564
     Unearned revenue                                        99,162          168,206
     Line of credit                                         222,000          450,000
     Note payable to directors                             --------          161,770
     Current portion of long term debt                       52,000           52,348
     Net liabilities of discontinued operations             502,178          533,324
              TOTAL CURRENT LIABILITIES                   2,910,065        3,474,212

LONG TERM DEBT                                              229,851          106,411

STOCKHOLDERS' EQUITY
     Preferred stock $.01 par value:
     5,000,000 shares authorized, 1,688,888 issued and
     outstanding in 1995                                   --------        1,900,000
     Common stock $.001 par value: 30,000,000 shares
     authorized, 15,855,388 and 14,354,154 issued
     and outstanding in 1996 and 1995, respectively          15,856           14,355
     Additional paid-in capital                           8,259,629        6,354,541
     Deficit                                             (6,233,157)      (5,725,064)
        TOTAL STOCKHOLDERS' EQUITY                        2,042,328        2,543,832

              TOTAL LIABILITIES AND
                      STOCKHOLDERS' EQUITY           $    5,182,244   $    6,124,455

                                See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
(Unaudited)

                                                       Three Months Ended September 30,
                                                               1996               1995
Revenues:
     Service                                             $2,011,593         $1,807,235
     Product                                                274,278           --------
                                                          2,285,871          1,807,235
Cost of Revenues:
     Service                                              1,553,977          1,521,349
     Product                                                272,995           --------
                                                          1,826,972          1,521,349
Selling, general and
     administrative expenses                                593,028            323,929

Operating loss                                             (134,129)           (38,043)

Other income                                                 (2,744)            (1,987)
Interest expense                                             10,592                596

Loss from continuing operations before taxes               (141,977)           (36,652)

Income tax credit                                               452           --------

Loss from continuing operations                            (142,429)           (36,652)

Discontinued Operation (Note 3 )
     Loss on disposal of discontinued operations           --------           (127,273)

Net Loss                                                   (142,429)          (163,925)

Weighted average common
     shares outstanding                                  15,855,388          8,886,763

Net loss per common share
     Continuing operations                                    (0.01)             (0.00)
     Discontinued operations                                   0.00              (0.02)

     Net loss per share                                       (0.01)             (0.02)

                                See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
(Unaudited)

                                                       Nine Months Ended September 30,
                                                               1996               1995
Revenues:
     Service                                             $4,758,788         $3,574,527
     Product                                              1,390,774          --------
                                                          6,149,562          3,574,527
Cost of Revenues:
     Service                                              3,563,229          2,703,815
     Product                                              1,224,685          --------
                                                          4,787,914          2,703,815
Selling, general and
     administrative expenses                              1,841,442            870,290

Operating income(loss)                                     (479,794)               422

Other income                                                (15,473)            (1,987)
Interest expense                                             42,951              2,020

Income(loss) from continuing operations before taxes       (507,272)               389

Income tax expense/(credit)                                     821             (1,029)

Income (loss) from continuing operations                   (508,093)             1,418

Discontinued Operation (Note 3 )
     Loss on disposal of discontinued operations           --------           (127,273)

Net Loss                                                   (508,093)          (125,855)

Weighted average common
     shares outstanding                                  14,858,218          8,812,572

Net income (loss) per common share
     Continuing operations                                    (0.03)              0.00
     Discontinued operations                                   0.00              (0.01)

     Net loss per share                                       (0.03)             (0.01)

                                See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
(Unaudited)

                                                       Nine Months Ended September 30,
                                                           1996               1995
CASH FLOW FROM
     OPERATING ACTIVITIES:
     Net loss                                             ($508,093)         ($125,855)
     Adjustments to reconcile net loss to
        net cash used by operating activities:
           Depreciation                                      52,221             23,149
           Goodwill amortization                             44,908            ----
           Valuation of stock options                        20,250             23,437
     (Increase) decrease in accounts receivable             363,817           (568,693)
     Increase in costs and estimated
       earnings in excess of billings                       (17,925)          (106,612)
     Decrease in inventories                                121,997            ----
     Increase in other current assets                       (20,394)           (73,959)
     Increase in accounts payable                            32,538            408,154
     Increase (decrease)  in billings in excess of cost    (168,206)            77,770
     Increase (decrease) in accrued
       expenses and other liabilities                        76,213            (31,696)
     (Increase) decrease in net assets of
       discontinued operation                                (2,274)            10,317

NET CASH USED BY OPERATIONS                                  (4,948)          (363,988)

CASH FLOWS FROM INVESTING ACTIVITIES
     Merger with Groundwater Recovery Systems, Inc.         (22,730)          (264,045)
     Capital expenditures                                   (35,881)           (32,548)
     Increase in other assets, net                          (23,268)            (4,795)

NET CASH USED BY INVESTING ACTIVITIES                       (81,879)          (301,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings/(payments) on line of credit               (228,000)           250,000
     Payments on long-term debt                             (38,678)              ----
     Expenses related to raising of capital                    ----             (5,000)
     Excercise of stock options                                ----              1,380
     Conversion of Preferred Stock Fee                       (3,477)              ----
     Proceeds from subscription receivable,
         net of expenses                                    153,522               ----

NET CASH PROVIDED (USED) BY
     FINANCING ACTIVITIES                                  (116,633)           246,380


NET INCREASE/(DECREASE)  IN CASH                           (203,460)          (418,996)

CASH, beginning of the period                               442,946            724,669

CASH, end of the period                                    $239,486           $305,673


SUPPLEMENTAL CASH FLOW INFORMATION:

Merger with Groundwater Recovery Systems, Inc.
     Non cash assets (liabilities)
     Accounts receivable, net                                -----              847,145
     Inventory                                               -----              355,714
     Other current assets                                    -----               53,554
     Property, plant & equipment                             -----               99,862
     Other assets                                            -----                6,030
     Accounts payable, accrued expenses and
          other current liabilities                          -----             (585,485)
     Line of credit                                          -----             (430,000)
     Current portion of long-term debt                       -----              (56,382)
     Long-term debt                                          -----             (114,862)
     Net worth                                               -----             (191,526)

     Net cash acquired through acquisition                   -----             ($15,950)

                                See notes to consolidated financial statements



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                           (UNAUDITED)

                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Note 1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements of Leak-X Environmental Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

     Per share data for the periods are based upon the weighted average number of common shares outstanding during such periods, plus net additional shares issued upon exercise of options and warrants. Outstanding options and warrants have not been included in the computation of per share data in the three and nine month periods ended September 30, 1996 or September 30, 1995 as they would be immaterial or anti-dilutive, respectively.

Note 2.   Financial Matters

     Total interest expense for the nine months ended September 30, 1996 and September 30, 1995 was $42,951 and $2,020, respectively.

Note 3.  Discontinued Operations

     Net assets of discontinued operations at September 30, 1996 consist of accounts receivable of $499,234. Net liabilities of discontinued operations at September 30, 1996 include accounts payable and accrued expenses of $346,314 and $155,864, respectively.

Note 4.  Notes Payable to Directors

     On September 29,1996, the Company converted two Notes Payable to Directors (the "Old Notes") in the aggregate of $161,770 into long-term debt (the "New Notes"). The only changes in the terms of the New Notes as compared to the terms of the Old Notes are: extension of the maturity to March 31, 1998; addition of the requirement of quarterly interest payments commencing December 31, 1996 (at the same interest rate of ten percent (10%) per annum provided in the Old Notes); and subordination of the New Notes, as to principal, to the Revolving Credit Agreement with the Bank. In November 1996, the Company paid $16,177 in accrued interest through September 29, 1996 on the Old Notes.

Note 5.  Line of Credit

     On November 12, 1996, First Union National Bank (the "Bank") waived certain provisions of the financial covenants contained in the Revolving Credit Agreement and Term Loan Agreement (the "Agreements") with the Company. The waiver was granted in connection with (i) the agreement of certain Directors to subordinate the principal amount due under their Notes Payable to the Revolving Credit Agreement (see Note 4) and (ii) the pending amendments to the financial covenants contained in the Agreements. Currently, the Revolving Credit Agreement permits the Company to borrow up to $750,000. Borrowings under the Revolving Credit Agreement are limited to 60% of eligible accounts receivable, as defined, and bear interest at the prime rate plus three-quarters of one percent (.0075). At Septemeber 30, 1996, the Company had borrowings outstanding under the Revolving Credit Agreement of $222,000, leaving an available balance of $528,000.

Note 6.  Subsequent Events

     The Company was notified by Nasdaq that the Company's Warrants (LEAKW) were delisted from the Nasdaq SmallCap Market, effective with the close of business on November 6, 1996, due to the Nasdaq requirement to maintain a minimum of two active market makers in the Company's warrants.




Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations

Quarter ended September 30, 1996 compared to the Quarter ended
September 30, 1995

     Net revenue increased 26% to $2,285,871 for the quarter ended September 30, 1996 (the "1996 Quarter") compared to $1,807,235 for the quarter ended September 30, 1995 (the "1995 Quarter"). The increase in revenues is attributable to an 11% increase in environmental consulting services and the addition of the Company's groundwater remediation business which the Company acquired in September 1995. In the 1996 Quarter, the Company's environmental consulting business attained its highest quarterly sales volume in its seven year history.

     The Company had a higher gross margin of 20% for the 1996
Quarter as compared to a gross margin of 16% in the 1995 Quarter. The higher gross margin in the 1996 Quarter is primarily attributable to higher margins in both environmental consulting services and manufacturing operations.

     The Company's selling, general, and administrative ("SG&A") expenses for the 1996 Quarter increased $269,100, as compared to the 1995 Quarter. This increase is primarily attributed to the addition of the Company's groundwater remediation business in September 1995. Excluding the SG&A expenses attributable to the Company's groundwater remediation business, the Company's SG&A expenses would have increased only $57,488, or 18%, primarily as a result of new employment contracts with two of the Company's officers effective July 1, 1996.

     The Company reported a net loss of $142,429 in the 1996 Quarter as compared to a net loss of $163,925 in the 1995 Quarter. The loss in the 1996 Quarter is primarily attributable to low sales in the groundwater remediation business in the 1996 Quarter. Revenues for groundwater remediation services were lower than anticipated for the 1996 Quarter due to lower demand for the Company's products caused by continued environmental regulatory uncertainties. The 1995 Period includes a loss on the disposal of discontinued operations of $127,273.

Nine Months ended September 30, 1996 compared to the Nine Months ended September 30, 1995

     Net revenue increased 72% to $6,149,562 for the nine months ended September 30, 1996 (the "1996 Period") compared to $3,574,527 for the nine months ended September 30, 1995 (the "1995 Period"). The increase in revenues is attributable to a 33% increase in environmental consulting services and the addition of the Company's groundwater remediation business which the Company acquired in September 1995.

     The Company had a slightly lower gross margin of 22% for the 1996 Period as compared to a gross margin of 24% in the 1995 Period. The lower gross margin is primarily attributable to the low gross margin from the Company's groundwater remediation business which was adversely affected by a decline in sales volume in the 1996 Period.

     The Company's SG&A expenses increased $971,152 in the 1996 Period as compared to the 1995 Period. This increase is primarily attributable to the addition of the groundwater remediation business. Other factors contributing to the increase include: new employment contracts with two of the Company's officers; the opening of a new office in New England; and, the Company's purchase of Directors and Officers Liability Insurance.

     The Company reported a loss of $508,093 in the 1996 Period as compared to a loss of $125,855 in the 1995 Period. The loss in the 1996 Period is primarily due to low sales volume and the resultant low gross margin in the groundwater remediation business. Even though the Company's environmental consulting business attained its highest nine month sales volume in its seven year history, revenues for groundwater remediation services were lower than anticipated for the 1996 Period, primarily attributable to lower demand for the Company's products caused by continued environmental regulatory uncertainties. Excluding the loss attributable to the Company's groundwater remediation business, the Company would have reported net income of $108,985 in the 1996 Period. The Company anticipates improvement in the groundwater remediation business in the fourth quarter of 1996. The 1995 Period includes a loss on the disposal of discontinued operations of $127,273.

Liquidity and Capital Resources

     The Company used $4,948 in cash from operating activities in the 1996 Period as compared to utilizing $363,988 in the 1995 Period. The primary source of change in the utilization of cash was a decrease of $388,040 in working capital requirements in the 1996 Period compared to an increase of $295,036 in working capital requirements in the 1995 Period. This change was primarily a result of lower sales at the Company's groundwater remediation business in the 1996 Period. The lower working capital requirements were in part offset by the Company's increased net loss of $508,093 in the 1996 period as compared to the net loss of $125,855 in the 1995 Period.

     Net cash used by investing activities in the 1996 Period was $81,879 as compared to $301,388 net cash used in the 1995 Period. The Company paid $22,730 of net cash during the 1996 Period, as compared to $264,045 of net cash in the 1995 Period for acquisition related expenses associated with the GRS acqusition completed in September 1995. The Company expended cash of approximately $18,000 in the 1996 Period on the investment in its New York Metro office which opened in November 1996. Capital expenditures of $35,881 and $32,548 in the 1996 Period and the 1995 Period, respectively, were primarily for computer equipment.

     Net cash used by financing activities was $116,633 in the 1996 Period as compared to $246,380 provided in the 1995 Period. In the 1996 Period, the Company completed a private placement of its Common Stock and Warrants which commenced in December 1995 and which resulted in net cash of $153,522. In addition, in the 1996 Period, the Company repaid $228,000 on its line of credit and made scheduled payments of $38,678 on its long-term debt. The Company borrowed $250,000 on its line of credit in the 1995 Period to finance the acquisition of GRS. The Company also received $1,380 in proceeds from the exercise of stock options and expended $5,000 on capital raising activities in the 1995 Period.


     The Company's working capital decreased 55% at September 30, 1996 to $283,204 as compared to $623,884 at December 31, 1995. The change in working capital was primarily the result of a decrease in accounts receivable and inventory at the Company's groundwater remediation business. The Company utilized working capital to manage accounts payable, fund ongoing operations and pay down its line of credit.

     Backlog at September 30, 1996 of $3,950,000 is lower than the level of backlog at December 31, 1995 of $5,000,000 primarily due to an industry-wide slowdown in equipment purchases and slightly lower amount of booked construction management services. The Company believes that approximately 40% of the current backlog will be completed in 1996, although, no assurance of this can be given. Much of the Company's backlog is subject to termination at will by customers and rescheduling without significant penalty to customers.

     On September 29,1996, the Company converted two Notes Payable to Directors (the "Old Notes") in the aggregate of $161,770 into long-term debt (the "New Notes"). The only changes in the terms of the New Notes as compared to the terms of the Old Notes are: extension of the maturity to March 31, 1998; addition of the requirement of quarterly interest payments commencing December 31, 1996 (at the same interest rate of ten percent (10%) per annum provided in the Old Notes); and subordination of the New Notes, as to principal, to the Revolving Credit Agreement with the Bank. In November 1996, the Company paid $16,177 in accrued interest through September 29, 1996 on the Old Notes.

     On November 12, 1996, First Union National Bank (the "Bank") waived certain provisions of the financial covenants contained in the Revolving Credit Agreement and Term Loan Agreement (the "Agreements") with the Company. The waiver was granted in connection with (i) the agreement of certain Directors to subordinate the principal amount due under their Notes Payable to the Revolving Credit Agreement (see Note 4) and (ii) the pending amendments to the financial covenants contained in the Agreements. Currently, the Revolving Credit Agreement permits the Company to borrow up to $750,000. Borrowings under the Revolving Credit Agreement are limited to 60% of eligible accounts receivable, as defined, and bear interest at the prime rate plus three-quarters of one percent (.0075). At Septemeber 30, 1996, the Company had borrowings outstanding under the Revolving Credit Agreement of $222,000, leaving an available balance of $528,000.

     The Company was notified by Nasdaq that the Company's warrants (LEAKW) were delisted from the Nasdaq SmallCap Market, effective with the close of business on November 6, 1996, due to the Nasdaq requirement to maintain a minimum of two active market makers in the Company's warrants.

     The Company deems its present facilities and equipment adequate for its immediate needs and it has no material commitments for capital expenditures. The Company believes its present liquidity and cash flow are adequate for its current needs. There can be no assurances, however, that additional financing will not be required, and if required, will be available, whether from debt or equity, to the Company when needed on commercially reasonable terms, or at all.

     Management believes that inflation has not had a significant impact on the Company's business during the past three years.

     The statements contained herein include forward looking statements that involve a number of risks and uncertainties. In addition to the facts discussed, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the industry and general economy; competitive factors, such as rival products and prices; inventory risks due to shifts in market demand; changes in sales mix; and the risk factors listed from time to time in the Company's SEC reports.


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

     Pursuant to two third party complaints served on Gaservice Maintenance Corporation ("Gaservice"), a wholly-owned subsidiary of the Company, in August 1996, Exxon Corporation and Gordon Supply Company brought Gaservice into an action captioned Martino Ricciardi and Mary Ricciardi, Plaintiffs against Gordon's Supply Company, Inc., Cord Meyer Development Company and Exxon Corporation, Defendants, Supreme Court of the State of New York, County of Queens. The plaintiff in this action seeks $2.1 million in damages for injuries allegedly sustained as a result of materials falling on him while working on an Exxon construction site as an employee of Gaservice. Responsibility for the defense of this lawsuit has been assumed by the Company's insurance carrier. The Company discontinued the operations of Gaservice in March 1995.

Item 4.   Submission of Matters to a Vote of Security Holders

     The matters set forth were submitted to a vote of the Company's Security Holders in connection with its Annual meeting of Stockholders held September 20, 1996:

     1.   Election of five (5) Directors.

          A.  Name of Nominees
              John S. Gelles
              Joyce A. Rizzo
              William H. Gelles, Jr.
              George A. Nolan
              James G. Warburton

          The above nominees were elected by the Stockholders of the Company to serve for the ensuing year and until their successors are elected and qualified.

          B.    The votes for the nominees were as follows:

                                                 % of
          Nominee                  For        Outstanding   Withheld     Abstain
          John S. Gelles         9,891,343       68.9%       105,259        0
          Joyce A. Rizzo         9,896,343       68.9%       100,259        0
          William H. Gelles, Jr. 9,891,343       68.9%       105,259        0
          George A. Nolan        9,896,343       68.9%       100,259        0
          James G. Warburton     9,896,343       68.9%       100,259        0

     2. Approval of the Company's 1996 Stock Option Plan: For, 9,697,842 shares (67% of outstanding shares); Against, 245,910 shares; Abstain, 52,850 shares; Broker non-votes, 0 shares. The Company's 1996 Stock Option Plan was approved by the affirmative vote of the holders of a majority of the outstanding shares of the Company.


     3. Ratification of Mazars and Company LLP as independent auditors of the Company's 1996 financial statements: For, 9,859,202 shares (68% of outstanding shares); Against, 81,300 shares;
Abstain, 56,100 shares; Broker non-votes, 0 shares. The ratification of Mazars and Company LLP was approved by the affirmative vote of the holders of a majority of the outstanding shares of the Company.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

     (27) Financial Data Schedule

(b)  Reports on Form 8-K:

     None.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    November 13, 1996

                             LEAK-X ENVIRONMENTAL CORPORATION

                             by:  /s/   Joyce A. Rizzo
                                   Joyce A. Rizzo
                                   Chief Executive Officer


                             by:  /s/   Eileen E. Bartoli
                                   Eileen E. Bartoli
                                   Controller and
                                   Chief Accounting Officer