Form 10KSB
period 1996-12-31
LEAK X ENVIRONMENTAL CORPORATION
filed 1997-04-16
CIK 842697

THIS DOCUMENT IS A COPY OF THE FORM 10-KSB FILED ON APRIL 16, 1997
              PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


                 U.S. Securities and Exchange Commission
                         Washington, D.C. 20549

                             FORM 10-KSB


     X     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year ended December 31, 1996

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                 Commission File No. 0-17776

               LEAK-X ENVIRONMENTAL CORPORATION
        (Name of small business issuer in its charter)

               Delaware                           23-2823596
(State or other jurisdiction of
  incorporation or organization)         (I.R.S. Employer Identification No.)

          790 E. Market Street, Suite 270,  West Chester, PA 19382
    (Address of principal executive offices)               (Zip Code)

Issuer's telephone number:     610-344-3380

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:

               Common Stock, par value $.001 per share
                           (Title of Class)

                   Common Stock Purchase Warrants
                           (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:
                     [ X ]    Yes               No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.    [ X ]

The Issuers's revenues for the fiscal year ended December 31, 1996 were $7,975,249.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of April 11, 1997 was approximately $828,282. On such date, the closing prices of the Common Stock and Common Stock Purchase Warrants, as quoted on the The NASDAQ Stock Market and the NASD OTC Bulletin Board were $1.50 and $0.03125, respectively.

The Registrant had 1,219,645 shares of Common Stock outstanding as of April 11, 1997.

Transitional Small Business Disclosure Format:      Yes  [ X ]   No


LEAK-X
ENVIRONMENTAL CORPORATION
FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
CROSS REFERENCE DIRECTORY

ITEM
NUMBER (1) ITEM TITLE (1)                   REFERENCE (2)
1          Description of Business          Form 10-KSB, Page 4

2          Description of Property          Form 10-KSB, Page 8

3          Legal Proceedings                1996 Annual Report to Stockholders
                                            Independent Auditor's Report
                                            Note 11- Commitments and
                                            Contingencies, Page 21

4          Submission of Matters to a
           Vote of Security Holders         Form 10-KSB, Page 9

5          Market for Common Equity         1996 Annual Report to
           And Related Stockholder          Stockholders
           Matters                          Independent Auditor's Report
                                            Note 7 - Stockholders'Equity,
                                            Page 16

6          Management's Discussion and      1996 Annual Report to Stockholders
           Analysis or Plan of Operation    Financial Review, Page 3

7          Financial Statements             1996 Annual Report to Stockholders
                                            Independent Auditor's Report,
                                            Pages 6 through 24

8          Changes in and Disagreements
           with Accountants on Accounting
           and Financial Disclosure         Form 10-KSB, Page 9

9          Directors, Executive Officers,
           Promoters and Control Persons:
           Compliance with Section 16(a)
           of the Exchange Act              Form 10-KSB, Page 10

10         Executive Compensation:          Form 10-KSB, Page 11 and
                                            1996 Annual Report to Stockholders
                                            Independent Auditor's Report
                                            Note 11-Commitments and
                                            Contingencies, Page 22

11         Security Ownership of
           Certain Beneficial Owners
           and Management                   Form 10-KSB, Page 13

12         Certain Relationships and
           Related Transactions             Form 10-KSB, Page 14

13         Exhibits and Reports
           on Form 8-K                      Form 10K-SB, Page 16

(1)  Item Number and Title in Form 10-KSB for the year ended December 31, 1996

(2) Located in Form 10-KSB for the year ended December 31, 1996 or in the 1996 Annual Report to Stockholders attached as Exhibit 13.1 hereto.


                                      PART I

Item 1.     Description of Business

General

     Leak-X Environmental Corporation ("Leak-X" or the "Company") is engaged in two related areas of business within the environmental industry. The Company's environmental consulting business is conducted through Lexicon Environmental Associates, Inc. ("Lexicon"). Lexicon provides environmental engineering, hydrogeological and remedial consulting services, as well as construction management services for storage tank related construction. The Company's groundwater remediation business is conducted through Groundwater Recovery Systems, Inc. ("GRS"). GRS provides a variety of groundwater pollution control services including the design and manufacture of flexible, modular and reusable site specific remediation systems. GRS also offers installation and operation and maintenance services for its systems worldwide. Prior to March 1995, Gaservice Maintenance Corporation ("Gaservice") operated as a general contractor primarily involved in the installation and servicing of petroleum storage and handling equipment. As of March 31, 1995, this area of business was discontinued. Unless otherwise indicated, the discussions of the business and operations of the Company described herein refer to Lexicon and GRS, but do not reflect the business and operations of Gaservice.

     Leak-X was incorporated in New York on October 3, 1988. On August 11, 1995, the Company changed its state of incorporation to Delaware through a reverse merger with a wholly-owned subsidiary. Lexicon was formed in October 1989. In September 1995, the Company acquired GRS which resulted in GRS becoming a wholly-owned subsidiary of the Company.

Operations

     The Company offers a full spectrum of environmental engineering, hydrogeological (ground water) and remedial services which include: environmental assessments for property transfers; design, installation and operation of groundwater remediation systems; and Underground Storage Tank ("UST") testing, assessment, abandonment, remediation and installation. The Company's environmental consulting services are provided primarily in the northeastern and mid-atlantic United States, however, many projects are conducted nationally.

     The Company provides professional services with a staff of chemical and civil engineers, hydrogeologists, geologists, and environmental scientists.
In addition to engineering and scientific evaluations, the Company's environmental consulting business also provides construction management services to oversee general contractors performing storage tank closures, upgrades, and installations, as well as soil loading and disposal. To conduct geological and hydrogeological assessments, the Company provides field management of drilling contractors. Analytical services are provided through various contract laboratories.

     In 1993, the Company signed a contract with NYNEX to provide ongoing engineering, construction management, analytical and soil disposal services for NYNEX's storage tank management program at NYNEX's New York City facilities. In 1995, the NYNEX program was expanded to include NYNEX's Long Island, NY facilities. The majority of the construction management portion of the contract is provided by subcontractors under contract to the Company.

     The Company's groundwater remediation business provides a variety of remediation systems and equipment utilized for abating various types of subsurface contaminants. The Company's systems are currently deployed at airports, utilities, chemical, pharmaceutical and oil company facilities throughout the United States. The Company has also supplied remediation systems and assisted in deployment of that equipment in Canada, England, Scotland, Italy, Korea and the Republic of China. The Company's groundwater remediation business employs a staff of engineers, technicians and production personnel in its manufacturing and service organization.

Source of Supply

     There is no one supplier whose delivery of raw materials or other products is material to the operations of the Company as a whole. The Company has not experienced any difficulty in obtaining adequate supplies.

Marketing and Sales

     The Company's marketing focuses on the needs of potential clients to comply with Federal, state and local environmental regulations governing underground storage tanks and protection of groundwater. In addition, there are many states and lending institutions that require environmental assessments to be performed when real property is transferred. These assessments typically evaluate the financial impact of the environmental liabilities associated with storage tanks, asbestos, PCBs, and hazardous materials and wastes.

     The Company's environmental consulting business has primarily targeted industrial and commercial entities, including chemical, manufacturing and petroleum companies, commercial real estate developers, lenders and law firms for environmental consulting services. In addition, the Company performs property transfer/ financing assessments and implements UST and aboveground tank management programs. Since its inception, the Company's groundwater remediation business has primarily focused on the petroleum industry. However, the Company has recently expanded its customer base to include industrial and governmental markets.

     The Company's environmental consulting services are marketed by disseminating descriptive literature to potential customers, advertising, conducting seminars and on the basis of referrals and reputation. A majority of the Company's consulting business is repeat business from existing clients. The president of Lexicon is a recognized national expert on storage tank management, has published two books and numerous articles on the subject, and conducts seminars both nationally and internationally on various environmental issues including storage tanks, hazardous waste management, real estate assessments, and state laws and regulations.

     The Company's groundwater remediation business markets its products and services through the direct efforts of its sales force and its management. The Company also sells its products through two independent representatives. In addition, the Company uses direct advertising and promotional material to market and sell the Company's products and related services.

Major Customers

     During the years ended December 31, 1996 and 1995, one customer accounted for in excess of 10% of the Company's net revenues. During 1996 and 1995, NYNEX accounted for approximately 69% and 63% of net revenues, respectively. Dependence on a small number of large (in relation to total sales) customers may cause the Company's revenues to fluctuate substantially from year to year and the loss of any such customers may have an adverse effect on revenues and income.

Research and Development

     The Company's research and development efforts focus on the development of advanced technology for use in the production of its remediation systems, as well as new technology areas. During the year ended December 31, 1996 and 1995, the Company had expenditures of $57,000 and $23,112, respectively, for research and development.

Patents and Trademarks

     The Company has two patents which are registered in its name. While patent protection is deemed important by the Company, it is not considered essential to the success of its business.

Competition

     Competition in the environmental consulting business is intense and is generated from a combination of both large and small environmental consulting firms which provide tank management services. In addition, the Company's environmental consulting business encounters competition from UST remedial service and construction firms which also provide equipment and tank testing. Lexicon has developed a national reputation in the area of storage tank management and niche markets in this area. In general, the Company's environmental consulting competitors are larger and have greater resources than the Company.

     Competition in the construction management business is widespead and is generated from large general contractors, as well as some specialized "tank and pump" contractors. However, the Company provides its construction management services in the specialized area of storage tanks and does not confront significant competition from large general contractors which do not possess the expertise in this area. Large contractors do, however, possess greater resources than the Company.

     The Company markets its groundwater remediation equipment and related services nationally with the primary competition coming from six other companies that offer a totally integrated product line. The majority of the competition in the groundwater remediation field comes from comparably sized companies. The Company competes on the basis of its high quality and competitively priced products. The Company believes that its timely response to customers' requests and numerous value-added features distinguish it from other companies. Many of the end users, however, make decisions purely on price and not quality or performance and consequently competition in this business remains intense.

Government Regulation

     The demand for the various products and services offered by the Company is stimulated by Federal, state and local environmental and engineering laws and regulations, including the regulations promulgated in December 1988 for USTs by the United States Environmental Protection Agency. These regulations required all UST owners to upgrade their existing tanks by the end of 1993 and to replace them with new state-of-the-art technology by the end of 1998. Many states currently have reimbursement programs in place to assist tank owners in recouping monies spent for UST remediation at their sites. These programs are expected to continue through the term of the Federal program in 1998 and beyond.

     As a result of the Federal and many state regulations, the Company must be certified by the respective state agencies in order to perform services related to storage tank abandonment, installation and remediation. These certifications typically must be held both by the Company, as well as the individuals performing the actual services. In addition, several of the equipment manufacturers associated with storage tanks and related equipment require individuals to be certified. The Company and their respective key employees have obtained the necessary certifications from New Jersey, Pennsylvania and Massachusetts (three of the four principal states where services are performed; New York does not yet have a certification program) and from the principal equipment manufacturers.

Insurance

     The Company maintains a general liability insurance policy including premises/operations, products/completed operations, pollution liability and professional liability. In addition, property, automobile and employer's liability policies are maintained on the Company's leased properties and their contents and the Company vehicles.

      In the ordinary course of business, the Company may be subject to substantial claims and liabilities from its customers. The Company may not be insured against losses or liabilities to third parties because the insurance it may have at the time of an alleged or actual loss is inadequate in amount. Accordingly, the Company's assets may not be protected against potential claims by users of its products and services. The Company's insurance coverage is consistent with amounts customarily maintained by businesses in its industry. Currently, there are claims that are in excess of the Company's insurance. See "Legal Proceedings."

Backlog, Seasonality

     As of December 31, 1996, the Company had a backlog of orders of approximately $6,800,000 which is higher than the level of $5,000,000 at December 31, 1995. The major factor in the increase of the backlog from 1995 to 1996 is the continuation and expansion of the NYNEX work which accounts for approximately $5,600,000 of the outstanding backlog at December 31, 1996. A total of $5,000,000 of these services will be rendered by subcontractors under contract to Lexicon.

     Management believes that substantially all of the current backlog will be completed during 1997, although no assurance of this can be given. Much of the Company's backlog is subject to termination at will and rescheduling without significant penalty. The Company's operations are not generally subject to significant seasonal variations. However, the first calendar quarter of each year tends to have less activity as a result of weather-related reduced accessibility of USTs.

Employees

     As of April 11, 1997, the Company employed 39 persons full-time and two part-time: seven in executive management, 16 in environmental consulting, one in sales, four in production, four in field/engineering, and nine in administration. The Company believes that its relationship with its employees is good.

Domestic and Foreign Sales

     All of the Company's environmental consulting operations are conducted within the United States. The majority of the Company's groundwater remediation revenues are derived from sales throughout the United States. However, historically, the Company has furnished remediation equipment and services at various locations outside the Continental United States. Systems have been installed in both Europe and East Asia. The Company had $10,000 of export sales for the year ended December 31, 1996.


Item 2.     DESCRIPTION OF PROPERTY

     The Company utilizes the following principal facilities as of the date hereof:

                       Square      Lease                           Current
Location               Footage     Expiration     Purpose        Annual Rent
West Chester, PA        4,680      May 31, 1998   Office/        $72,324
                                                  Storage

Long Beach, NY          1,000      June 30, 1997  Housing/       $24,000
                                                  Office

Portsmouth, NH          1,200      Aug. 31, 1997  Office         $12,600

Franklin Square, NY     1,350      Dec. 31, 2001  Office         $19,912

Exton, PA              12,000      June 30, 1998  Manufacturing/ $62,100
                                                   Office

     The Company believes that its present facilities are adequate for its operations.

Item 3.     LEGAL PROCEEDINGS

     The information required by Item 3 is incorporated by reference from the Company's 1996 Annual Report to Stockholders attached as Exhibit 13.1 hereto.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 30, 1996, the Board of Directors of the Company approved an amendment to the Company's Certificate of Incorporation (the "Charter Amendment") to effect a one-for-thirteen reverse split ("Reverse Split") of the issued and outstanding shares of the Company's common stock, par value $.001 per share ("Existing Common"). On December 30, 1996, 6 holders of 667,457 shares of Common Stock, which represented a majority of the outstanding shares of Existing Common, consented to the Reverse Split and the Charter Amendment, which became effective on January 28, 1997 (the "Effective Date"). Pursuant to the Reverse Split, each share of Existing Common issued and outstanding immediately prior to that Effective Date was reclassified as, and exchanged for, one-thirteenth of one share of newly issued common stock, par value $.001 ("New Common").


                                    PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by Item 5 is incorporated by reference from the Company's 1996 Annual Report to Stockholders attached as Exhibit 13.1 hereto.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS ORPLAN OF OPERATION

     The information required by Item 6 is incorporated by reference from the Company's 1996 Annual Report to Stockholders attached as Exhibit 13.1 hereto.

Item 7.  FINANCIAL STATEMENTS

     The information required by Item 7 is incorporated by reference from the Company's 1996 Annual Report to Stockholders attached as Exhibit 13.1 hereto. All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As reported in the Company's Current Report on Form 8-K dated January 2, 1996, the Company has engaged Mazars and Company, LLP to audit the Company's Fiscal 1995 financial statements included herein. The decision to change accountants was approved by the Company's Board of Directors. At no time were there any disagreements with the prior accountants, Feldman Radin & Co., P.C. on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures.


                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and executive officers of the Company are:

     NAME               AGE          POSITION

John S. Gelles          61          Chairman of the Board of Directors

Joyce A. Rizzo          48          Chief Executive Officer and Director of the
                                    Company and President of
                                    Lexicon Environmental Associates, Inc.

William H. Gelles, Jr.  55          President, Treasurer and Director

George A. Nolan         50          Director of the Company and President of
                                    Groundwater Recovery Systems, Inc.

James G. Warburton      39          Director of the Company and Vice President
                                    of Groundwater Recovery Systems, Inc.

Robert D. Goldman       40          Secretary and Director of the Company and
                                    Vice President of Lexicon Environmental
                                    Associates, Inc.

Eileen E. Bartoli       28          Chief Financial Officer

     Directors are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors subject to any contracts of employment. See "Executive Compensation." John S. Gelles and William H. Gelles, Jr. are brothers.

Biographical Information

     John S. Gelles co-founded and has been Chairman of the Board of Directors of the Company since its inception. From inception until May 1992, he was also Chief Executive Officer and until December 1995, the Secretary. Mr. Gelles had been President of Gaservice for 28 years. Since the discontinuation of Gaservice, Mr. Gelles has been serving in a sales and marketing capacity for the Company.

     Joyce A. Rizzo has been a Director of the Company since September 1989, President and an employee of Lexicon since October 1989, and Chief Executive Officer of the Company since May 1992. Prior thereto, Ms. Rizzo held executive positions with environmental engineering companies for six years after having spent twelve years as a chemical engineer and environmental manager in the petroleum refining industry with Sun Company.

     William H. Gelles, Jr. co-founded and has been President, Treasurer and a Director of the Company since its inception. Mr. Gelles had been Secretary-Treasurer of Gaservice for 28 years. Since the discontinuation of Gaservice, Mr. Gelles has been serving in a sales and marketing capacity for the Company.

     George A. Nolan has been a Director of the Company since September 1995. Mr. Nolan is co-founder and has been President of GRS since its inception in 1986. Mr. Nolan directs the administration of GRS, as well as its sales and marketing efforts.

     James G. Warburton has been a Director of the Company since September 1995. Mr. Warburton is co-founder and has been Vice President of GRS since its inception in 1986. Mr. Warburton has 20 years of experience in the design and manufacture of remediation equipment and he is one of the inventors of the Company's registered patents.

     Robert D. Goldman has been Secretary of the Company since December 1995 and a Director since February 1997. Mr. Goldman has been Vice President of Lexicon since November 1989. As a certified professional geologist, Mr. Goldman has worked performing environmental and geologic consulting for the past 18 years.

     Eileen E. Bartoli has been Chief Financial Officer of the Company since January 1997. Previously, Ms. Bartoli was Controller and Chief Accounting
Officer of the Company since February 1995.   Prior thereto, from April 1994
to January 1995, Ms. Bartoli was Corporate Controller and Vice President of Accounting for Global Spill Management, Inc., an environmental services company specializing in spill-response and remediation. From October 1990 to April 1994, Ms. Bartoli held positions at Coopers and Lybrand and Harper Collins Publishers, Inc.

Compliance With Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the
Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange
Commission. Officers, Directors and greater than ten-percent stockholders are required by regulation to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the period from January 1, 1996 through December 31, 1996, all filing requirements applicable to its Officers, Directors, and greater than ten-percent beneficial owners were complied with.

Item 10.  EXECUTIVE COMPENSATION

     The following tables set forth all compensation awarded to, earned by, or paid for all services rendered to the Company, for the fiscal years ended December 31, 1994, 1995, and 1996, by the Chief Executive Officer and each other executive officer whose total compensation exceeded $100,000.

Summary Compensation Table

                           Annual Compensation          Long-Term Compensation Awards
Name and Principal                                            Options/SARs
Position               Year      Salary      Bonus ($)           (#)
Joyce A. Rizzo,        1996     $150,000       -0-                 -0-
Chief Executive        1995     $136,000       -0-              31,923(1)
Officer                1994     $129,435       -0-              24,076(1)

Robert D. Goldman      1996     $107,000      $1,150               -0-
Secretary (2)          1995     $102,000      $1,000            11,615(3)

(1) Represents 31,923 options exercisable at a range from $35.75 to $18.6875 which were originally granted in prior years (including the 24,076 listed for 1994), but which were subsequently canceled and regranted in 1995. Such options were canceled by the Board of Directors because the Board believed that the options as previously priced did not provide an adequate incentive for Ms. Rizzo.

(2)  Mr. Goldman became Secretary in December 1995.

(3) Represents 11,615 options exercisable at a range from $35.75 to $18.6875 which were originally granted in prior years, but were subsequently canceled and regranted in 1995. Such options were canceled by the Board of Directors because the Board believed that the options as previously priced did not provide an adequate incentive for Mr. Goldman.

Aggregated Option Exercises in Last Fiscal Year and FY End Option Values

                                                            Value of
                                             Number of      Unexercised
                                             Unexercised    In-The-Money
                   Shares                    Options at     Options
                   Acquired                  FY-End (#)     at FY-End ($)
                   Exercise       Value      Exercisable/   Exercisable/
Name                  (#)         Realized   Unexercisable  Unexercisable (1)
Joyce A. Rizzo      -0-           $ 0.00    21,576/10,346  $0.00/$0.00
Robert D. Goldman   -0-           $ 0.00     8,057/3,557   $0.00/$0.00

(1) The closing price for the Company's Common Stock on December 31, 1996 was $2.03 per share (post-reverse split price)

     The Company has no long-term incentive plan awards.

     Directors currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings.

Employment Agreements

     The information required by Item 10 Employment Agreements is incorporated by reference from the Company's 1996 Annual Report to Stockholders attached as Exhibit 13.1 hereto.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth, as of April 11, 1997, certain information
with respect to:   i)  those persons who owned, to the Company's knowledge,
beneficially (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) more than 5% of the Company's Common Stock; ii) each Director of the Company and each Executive Officer named in the Summary Compensation Table; and (iii) all Directors and Executive Officers as a group:

                                                             Percentage of
Name and                   Number of shares of                 Outstanding
Address of                    Common Stock                      Common Stock
Beneficial Owner                Owned (1)                        Owned (2)
John S. Gelles (3)               226,083 (4)                       18.3%

William H. Gelles, Jr. (5)       227,618 (6)                       18.4%

Joyce A. Rizzo                    22,947 (7)                        1.8%
790 E. Market Street, Suite 270
West Chester, PA 19382

George A. Nolan                  115,384                            9.0%
299B National Road
Exton, PA 19341

James G. Warburton               115,384                            9.0%
299B National Road
Exton, PA 19341

Robert D. Goldman                 24,364 (8)                        2.0%
790 E. Market Street, Suite 270
West Chester, PA 19382

All Executive Officers and       731,924 (9)                       57.0%
Directors as a Group
(consisting of seven persons)

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options and warrants held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised.

(2) Based on 1,219,645 shares of common stock outstanding plus 60,545 exercisable options and 3,922 exercisable warrants outstanding.

(3) The address of this person is 75 Birchall Dr., Scarsdale, NY 10583.

(4) Includes 76 shares and 1,000 warrants to purchase 76 shares held of record by Mr. Gelles' wife but excludes 153 shares held of record by Mr. Gelles's adult children as to which Mr. Gelles disclaims beneficial ownership.
Includes 15,384 incentive stock options granted to Mr. Gelles on July 1, 1996 pursuant to the Company's 1995 Stock Option Plan at an exercise price of $3.445.

(5)  The address of this person is 15 Stornoway, Chappaqua, NY 10514.

(6) Excludes 153 shares owned of record by Mr. Gelles's adult children as to which Mr. Gelles disclaims beneficial ownership. Includes 15,384 incentive stock options granted to Mr. Gelles on July 1, 1996 pursuant to the Company's 1995 Stock Option Plan at an exercise price of $3.445.

(7) Includes 21,576 incentive stock options granted to Ms. Rizzo pursuant to the Company's 1988 and 1992 Stock Option Plans at an exercise price of $3.90. Excludes 20,346 incentive stock options which are not currently exercisable.

(8) Includes 50,000 warrants to purchase 3,846 shares and 8,057 incentive stock options granted to Mr. Goldman pursuant to the Company's 1992 Stock Option Plans at an exercise price of $3.90. Excludes 3,557 incentive stock options which are not currently exercisable.

(9) Includes an aggregate of 64,323 incentive stock options and warrants described in Notes 4, 6, 7 and 8 above, and 144 incentive stock options owned by Eileen E. Bartoli, CFO.

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In March 1995, the Company entered into an agreement with Messrs. John
S. Gelles and William H. Gelles, Jr. which provided for each to receive the following through December 31, 1995 for their services to the Company: base salary of $6,500 per month; reimbursement of reasonable business-related expenses including operation of company automobiles; the option to purchase a Company vehicle at fair market value at December 31, 1995; and medical insurance equivalent to preexisting coverage.

     Until December 31, 1995, the Company was a party to a lease with JWB Associates, a partnership controlled by John S. Gelles and William H. Gelles,
Jr. for three separate premises located in the Bronx, New York.   With the
discontinuation of Gaservice's operations as of March 31, 1995, the Company required the use of the properties until December 31, 1995. The premises were used to house the inventory and property, plant and equipment of Gaservice until the liquidation process was completed. The rent was $5,833 per month, net of all expenses, through December 31, 1995 under an agreement with JWB Associates entered into in March 1995.

     In connection with the acquisition of GRS, the Company signed two one year promissory notes for $125,000 each bearing an interest rate of ten percent (10%) per annum with Messrs. George A. Nolan and James G. Warburton. The notes have subsequently been adjusted in accordance with their terms to a total of $161,770. On September 29,1996, the Company converted the Old Notes Payable to Messrs. Nolan and Warburton (the "Old Notes") in the aggregate of $161,770 into long-term debt (the "New Notes"). The only changes in the terms of the New Notes as compared to the terms of the Old Notes are: extension of the maturity to March 31, 1998; addition of the requirement of quarterly interest payments commencing December 31, 1996 (at the same interest rate of ten percent (10%) per annum provided in the Old Notes); and subordination of the New Notes, as to principal, to the Revolving Credit Agreement with the Company's bank. On April 9, 1997, the Company received a waiver from its bank for failing to meet the covenants of its Revolving Credit Agreement and Term Loan Agreement as of December 31, 1996. Included in the waiver are revised subordination agreements for the New Notes which allow the payment of principal on the New Notes to Messrs. Nolan and Warburton according to an agreed upon schedule. The subordination agreements do not allow for the total subordinated debt to be reduced to less than an aggregate of $100,000.

     On July 1, 1996, the Company entered into an agreement with John S. Gelles and William H. Gelles, Jr., Officers and Directors of the Company, to convert their 1,688,888 shares of Preferred Stock into 115,479 shares of Common Stock in exchange for certain registration rights. In accordance with the agreement, John and William Gelles irrevocably waived any and all rights to dividends to which they may have been entitled in accordance with the terms of the Preferred Stock.

     See "Executive Compensation" for a description of certain options granted to Joyce A. Rizzo, John S. Gelles, William H. Gelles, Jr. and Robert D. Goldman, executive officers of the Company. In addition, see "Executive Compensation" for employment contracts for Joyce A. Rizzo, Chief Executive Officer, John S. Gelles, Chairman of the Board, William H. Gelles, Jr., President, George A. Nolan, a Director and James G. Warburton, a Director.

     During the fiscal years ended December 31, 1996 and December 31, 1995 (Fiscal 1996 and Fiscal 1995, respectively), GRS had revenues of approximately $60,092 and $1,883, respectively, from one entity that is primarily owned by the President of GRS. In Fiscal 1996, GRS also had purchases of $9,583 from the same entity. As of December 31, 1996 and 1995, GRS had accounts receivable from this related entity of $50,612 and 11,105, respectively. This entity competes in some of the same markets and geographic areas as the Company's environmental consulting services business. The Company has implemented certain procedures with regard to this entity to ensure that there is no conflict of interest with the Company's businesses. The Chief Executive Officer is now responsible for reviewing and negotiating terms with this entity, as well as managing the credit limits and outstanding receivables on an on-going basis.


                                    PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1     Certificate of Incorporation of Registrant (6)

     3.2     By-Laws of the Registrant (6)

     3.3     Certificate of Merger (6)

     3.4     Agreement and Plan of Merger (6)

     3.5     Amendment of Certificate of Incorporation filed January 28, 1997

     4.1     Form of Warrant, as amended. (1)

     4.2     Form of Warrant Agreement, as amended. (1)

     10.1    1988 Stock Option Plan. (1)

     10.2    1992 Stock Option Plan (2)

     10.3 Lease between Lexicon Environmental Associates, Inc. (Lexicon) and High V Limited Partnership dated March 31, 1993. (3)

     10.4 Construction Manager's Agreement between New York Telephone Company and Lexicon Environmental Associates, Inc.
             dated December 31, 1993. (3)

     10.5 Employment Agreement between Registrant and Joyce Rizzo dated March 31, 1995. (4)

     10.6 Letter Agreement between Registrant and Messrs. John S. Gelles and William H. Gelles, Jr. dated March 31, 1995. (4)

     10.7 Letter Agreement between Registrant and JWB Associates dated March 31, 1995. (4)

     10.8 Agreement and Plan of Merger dated September 29, 1995 among Leak-X Environmental Corporation, Groundwater Recovery Systems, Inc., GRS Acquisition Corp., and George A. Nolan and James G. Warburton (5)

     10.9 Employment Agreement among Leak-X Environmental Corporation, GRS Acquisition Corp. and George A. Nolan, dated
             September 29, 1995. (5)

     10.10 Employment Agreement among Leak-X Environmental Corporation, GRS Acquisition Corp. and James G. Warburton, dated
             September 29, 1995. (5)

     10.11 10% Non-Negotiable Promissory Note in the principal amount of $125,000 made by GRS Acquisition Corp. payable to George A. Nolan, dated September 29, 1995. (5)

     10.12 10% Non-Negotiable Promissory Note in the principal amount of $125,000 made by GRS Acquisition Corp. payable to James G. Warburton, dated September 29, 1995. (5)

     10.13 Lease between Lexicon Environmental Associates, Inc. (Lexicon) and 30 Maplewood Avenue Trust dated August 8, 1995. (6)

     10.14 Lease between Lexicon Environmental Associates, Inc. (Lexicon) and High V Limited Partnership dated December 1, 1995. (6)

     10.15   Lease between Groundwater Recovery Systems, Inc. (GRS) and Roger
             E. Meinhart and Werner Volkman dated July 1, 1995. (6)

     10.16     1995 Stock Option Plan (6)

     10.17     1995 Employee Stock Purchase Plan (6)

     10.18    1996 Employee Stock Option Plan (7)

     10.19 Long Term Installment Note between First Fidelity Bank, N.A. and Groundwater Recovery Systems, Inc. dated October 1, 1995. (6)

     10.20 General Security Agreement between First Fidelity Bank, N.A. and Groundwater Recovery Systems, Inc. dated October 1, 1995. (6)

     10.21 Employment Agreement between Leak-X Environmental Corporation and John S. Gelles dated June 30, 1996.

     10.22 Employment Agreement between Leak-X Environmental Corporation and William H. Gelles, Jr. dated June 30, 1996.

     10.23 Preferred Stock Conversion Agreement by and among Leak-X Environmental Corporation, John S. Gelles and William H. Gelles, Jr., dated July 1, 1996.

     10.24 Stock Option Agreement between Leak-X Environmental Corporation and William H. Gelles, Jr. dated June 30, 1996.

     10.25 Stock Option Agreement between Leak-X Environmental Corporation and John S. Gelles dated June 30, 1996.

     10.26 Amendment No. 1 to 10% Non-Negotiable Promissory Note between Leak-X Environmental Corporation and George A. Nolan dated November 13, 1996.

     10.27 Amendment No. 1 to 10% Non-Negotiable Promissory Note between Leak-X Environmental Corporation and James G. Warburton dated November 13, 1996.

     10.28 Revolving Credit Note between First Union National Bank dated June 27, 1996.

      10.29 Revolving Credit Agreement between First Union National Bank dated June 27, 1996.

     10.30 Waiver of Covenants - Revolving Credit Agreement and Term Loan Agreement between First Union National Bank and Leak-X Environmental Corporation dated April 9, 1997.

     13.1     1996 Annual Report to Stockholders

     21.1     List of Subsidiaries of the Company.  (6)

     23.1     Consent of Independent Certified Public Accountants

     27.1     Financial Data Schedule

     (1)Incorporated by reference from the initial filing of the Company's Registration Statement on Form S-18 (File No. 33-25369-NY) declared effective on February 14, 1989.

     (2)Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1992.

     (3)Incorporated by reference from the Company's Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 1993.

     (4)Incorporated by reference from the Company's Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 1994.

     (5)Incorporated by reference from the Company's Form 8-K and Form 8-K/A-No. 1 dated September 29, 1995 filed on October 13, 1995 and October 27, 1995, respectively.

     (6)Incorporated by reference from the Company's Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 1995.

     (7)Incorporated by reference from the Company's Proxy Statement for Notice of Annual Meeting of Stockholders To Be Held on September 20, 1996.

(b)Reports on Form 8-K

     None


                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LEAK-X ENVIRONMENTAL CORPORATION

                              By     /s/    Joyce A. Rizzo
                              Joyce A. Rizzo
                              Chief Executive Officer

                              April 14, 1997
                              Date

     In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of April, 1997.

                              /s/ John S. Gelles
                              John S. Gelles
                              Chairman of the Board of Directors

                              /s/ Joyce A. Rizzo
                              Joyce A. Rizzo
                              Chief Executive Officer and Director

                              /s/ William H. Gelles, Jr.
                              William H. Gelles, Jr.
                              President, Treasurer and Director

                              /s/ George A. Nolan
                              George A. Nolan
                              Director

                              /s/ James G. Warburton
                              James G. Warburton
                              Director

                              /s/ Robert D. Goldman
                              Robert D. Goldman
                              Secretary and Director

                              /s/ Eileen E. Bartoli
                              Eileen E. Bartoli
                              Controller and Chief Financial Officer


                              EXHIBITS FILED
                   WITH LEAK-X ENVIRONMENTAL CORPORATION

                               FORM 10-KSB
                  FOR THE YEAR ENDED DECEMBER 31, 1996
                              EXHIBIT INDEX

No.           Description

3.5           Amendment to Certificate of Incorporation filed
              January 28, 1997

10.21         Employment Agreement between Leak-X
              Environmental Corporation
              and John S. Gelles dated June 30, 1996

10.22         Employment Agreement between Leak-X
              Environmental Corporation
              and William H. Gelles, Jr. dated June 30, 1996

10.23 Preferred Stock Conversion Agreement by and among Leak-X Environmental Corporation,
              John S. Gelles and William H. Gelles, Jr., dated July 1, 1996

10.24         Stock Option Agreement between Leak-X
              Environmental Corporation and
              William H. Gelles, Jr. dated June 30, 1996

10.25         Stock Option Agreement between Leak-X
              Environmental Corporation and
              John S. Gelles dated June 30, 1996

10.26         Amendment No. 1 to 10% Non-Negotiable
              Promissory Note between Leak-X
              Environmental Corporation and George A. Nolan, dated November 13, 1996
10.27         Amendment No. 1 to 10% Non-Negotiable
              Promissory Note between Leak-X
              Environmental Corporation and
              James G. Warburton,dated November 13, 1996

10.28         Revolving Credit Note between
              First Union National Bank, dated June 27, 1996

10.29         Revolving Credit Agreement between
              First Union National Bank, dated June 27, 1996

10.30 Waiver of Covenants - Revolving Credit Agreement and Term Loan Agreement between
              First Union National Bank and Leak-X
              Environmental Corporation, dated April 9, 1997

13.1          1996 Annual Report to Stockholders

23.1          Consent of Independent Certified
               Public Accountants

27.1          Financial Data Schedule