Form 10QSB
period 1997-03-31
LEAK X ENVIRONMENTAL CORPORATION
filed 1997-05-14
CIK 842697

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-QSB


(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended:                                 Commission File Number:
    March 31, 1997                                            0-17776


                          LEAK-X ENVIRONMENTAL CORPORATION
               (Exact name of Registrant as specified in its charter)


            Delaware                            23-2823596
   (State or other jurisdiction of     (IRS Employer Identification Number)
    incorporation or organization)

     790 East Market Street, Suite 270, West Chester, PA          19382
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

The number of shares of Common Stock, par value $.001 per share, outstanding as of May 12, 1997 is 1,219,645 shares.

                   LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                                                March 31,       December 31,
                                                 1997                 1996
                                               (Unaudited)
ASSETS:
CURRENT ASSETS
    Cash and cash equivalents               $   133,381        $     156,617
    Accounts receivable, net                  1,847,018            1,383,857
    Estimated earnings in excess of billings      5,440               20,357
    Inventory                                   365,043              398,848
    Other current assets                        162,544               84,765
    Net assets of discontinued operations       499,234              499,234
             TOTAL CURRENT ASSETS             3,012,660            2,543,678

PROPERTY AND EQUIPMENT, NET                     188,828              197,851

OTHER ASSETS
    Goodwill, net of accumulated amortization
     of $90,666 in 1997 and $30,257 in 1996   1,735,325            1,750,325
    Patents and other assets, net of
     accumulated amortization of $3,089
     in 1997 and $2,663 in 1996                  20,223               20,329
             TOTAL OTHER ASSETS               1,755,548            1,770,654

             TOTAL ASSETS                   $ 4,957,036          $ 4,512,183


LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
    Accounts payable and accrued expenses   $ 1,801,268          $ 1,625,832
    Unearned revenue                            201,551              112,272
    Line of credit                              472,000              222,000
    Note payable to directors                   158,031                    0
    Current portion of long term debt            52,001               50,337
    Net liabilities of discontinued operations  501,407              501,707
             TOTAL CURRENT LIABILITIES        3,186,258            2,512,148

LONG TERM DEBT                                   39,537              215,176

STOCKHOLDERS' EQUITY
    Preferred stock $.01 par value:
    5,000,000 shares authorized,
    0 Issued and outstanding in 1997 and 1996         0                    0
    Common stock $.001 par value:
    30,000,000 shares authorized,
    1,219,645 issued and outstanding
    in 1997 and 1996                              1,220                1,220
    Additional paid-in capital                8,308,015            8,308,015
    Accumulated deficit                      (6,577,994)          (6,524,376)
       TOTAL STOCKHOLDERS' EQUITY             1,731,241            1,784,859

            TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY    $ 4,957,036          $ 4,512,183

                      See notes to consolidated financial statements

                 LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                Three Months Ended March 31,
                                                  1997                1996
Revenues:
    Service                                    $1,446,223          $1,247,169
    Product                                       550,667             569,569
                                                1,996,890           1,816,738
Cost of Revenues:
    Service                                     1,067,105             891,245
    Product                                       396,093             547,235
                                                1,463,198           1,438,480
Selling, general and
    administrative expenses                       580,440             657,284

Operating loss                                    (46,748)           (279,026)

Other income                                      (13,158)             (6,275)
Interest expense                                   19,189              14,184

Net income loss before taxes                      (52,779)           (286,935)

Income tax expense                                    840                 614

Net loss                                          (53,619)           (287,549)

Weighted average common
    shares outstanding                          1,219,645           1,104,166

    Net loss per share                             ($0.04)             ($0.26)

                  See notes to consolidated financial statements

                   LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                  Three Months Ended March 31,
                                                      1997             1996
CASH FLOW FROM
     OPERATING ACTIVITIES:
      Net loss                                    ($  53,619)      ($ 287,549)
      Adjustments to reconcile net loss to
         net cash provided (used) by
         operating activities:
            Depreciation                              17,400           13,848
            Goodwill amortization                     15,000           14,632
            Gain on sale of asset                     (3,824)           ----
            Valuation of stock options                  ----            6,750
      (Increase) decrease in accounts receivable    (463,161)         707,429
      (Increase) decrease in costs and estimated
        earnings in excess of billings                14,918           50,041
      Decrease in inventories                         33,805           66,802
      Increase in other current assets               (77,780)         (36,713)
      Increase (decrease) in accounts payable        173,013         (421,360)
      Increase  in billings in excess of cost         89,278           31,112
      Increase (decrease) in accrued
        expenses and other liabilities                 2,423          (10,293)
      Change in net assets of discontinued
        operations                                      (300)         (30,324)

NET CASH PROVIDED (USED) BY OPERATIONS              (252,847)         104,375

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                           (13,051)         (14,468)
      Sale of asset                                    8,500            ----
      (Increase) decrease in other assets, net           107           (2,086)

NET CASH USED BY INVESTING ACTIVITIES                 (4,444)         (16,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings (payments) on line of credit        250,000         (100,000)
      Payments on long-term debt                     (12,206)         (12,669)
      Payments on notes payable to directors          (3,739)           ----
      Proceeds from subscription receivable,
          net of expenses                               ----          140,506

NET CASH PROVIDED BY
      FINANCING ACTIVITIES                           234,055           27,837

NET INCREASE/(DECREASE) IN CASH                      (23,236)         115,658

CASH, beginning of the year                          156,617          442,946

CASH, end of the year                            $   133,381      $   558,604

                       See notes to consolidated financial statements

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                      (UNAUDITED)

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

Note 1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements of Leak-X Environmental Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

     Per share data for the periods are based upon the weighted average number of common shares outstanding during such periods, plus net additional shares issued upon exercise of options and warrants. Outstanding options and warrants have not been included in the computation of per share data in the three month periods ended March 31, 1997 or March 31, 1996 as they would be immaterial or anti-dilutive, respectively.

Note 2.   Financial Matters

     Total interest expense for the three months ended March 31, 1997 and March 31, 1996 was $19,189 and $14,184, respectively.

Note 3.  Discontinued Operations

     Net assets of discontinued operations at March 31, 1997 consist of accounts receivable of $499,234. Net liabilities of discontinued operations at March 31, 1997 include accounts payable and accrued expenses of $346,314 and $155,093, respectively.

Note 4.  Line of Credit

     On April 9, 1997, the Company received a waiver from First Union National Bank (the "Bank") with respect to failure to meet some of the terms of the financial covenants of the Company's Revolving Credit Agreement (the "Credit Agreement") at December 31, 1996. On May 7, 1997, the Company signed a Loan Modification Agreement to its Credit Agreement with the Bank. The Agreement amended the Company's financial covenant requirements to more accurately reflect its current operations. The Company was not in default of any covenants of the Credit Agreement at March 31, 1997. The Company had $278,000 of available borrowing at March 31, 1997.

Note 5.  Subsequent Events

     On May 12, 1997, the Company entered into an agreement with George A. Nolan and James G. Warburton, Officers of GRS and Directors of the Company, to waive a total of $52,005 each for the period January 1, 1997 through September 30, 1997. The agreement requires aggregate payments of $61,770 to be made on the notes payable to Messrs. Nolan and Warburton for the same period. Messrs. Nolan and Warburton waived a total of $10,360 each in salary and $975 each in office expense for the quarter ended March 31, 1997 and received an aggregate amount of $3,739 on the balance of the notes payable to directors. The Company also granted 15,000 incentive stock options each to George Nolan and James Warburton pursuant to the Company's 1996 stock option plan at an exercise price of $1.50 per share with 5,000 additional options each which will be granted upon audit if certain operating profits are met for the fiscal year ended December 31, 1997.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

Quarter ended March 31, 1997 compared to the Quarter ended March 31, 1996

     Net revenue increased 10% to $1,996,890 for the quarter ended March 31, 1997 (the "1997 Quarter") compared to $1,816,738 for the quarter ended March 31, 1996 (the "1996 Quarter"). The increase in revenues is attributable to a 16% increase in environmental consulting services, partly offset by a decrease of 3% at the Company's groundwater remediation business.

     The Company reported an improvement in gross margin to 27% for the 1997 Quarter as compared to a gross margin of 21% in the 1996 Quarter. The higher gross margin is primarily attributable to improved margins at the Company's groundwater remediation business which resulted from a cost reduction program which was implemented in Fiscal 1996.

     Selling, general and administrative expenses decreased $76,844 to $580,440 for the 1997 Quarter, as compared to $657,284 in the 1996 Quarter. This decrease is primarily attributable to a cost reduction program which was implemented at the Company's groundwater remediation business in Fiscal 1996. The Company took action to reduce the losses in Fiscal 1996 through personnel layoffs and cost containment programs. These reductions were offset, in part, by higher overhead expenses relating to new employment contracts for two of the Company's executive officers which became effective July 1, 1996. The Company also made an investment in a new office in New York for its environmental consulting services and incurred additional costs related to the pursuit of the Company's growth and acquisition strategy.

     The $53,619 loss in the 1997 Quarter is a significant improvement over the $287,549 loss reported for the 1996 Quarter. The improvement is attributable to all aspects of the Company's business. The Company incurred higher interest expense of $19,189 in the 1997 Quarter, as compared to $14,184 in the 1996 Quarter due to a higher use of debt in the 1997 Quarter. During Fiscal 1996, the Company made significant reductions in its overhead expenses in the groundwater remediation business which has allowed the Company to better compensate for lower than anticipated sales.

Liquidity and Capital Resources

     The Company utilized $252,847 in cash from operating activities in the 1997 Quarter as compared to providing $104,375 in the 1996 Quarter. The primary change in the utilization of cash from operating activities was a $463,161 increase in accounts receivable in the 1997 Quarter as compared to a $707,429 decrease in the 1996 Quarter. Accounts payable increased by $173,013 in the 1997 Quarter as compared to a reduction of $421,360 in the 1996 Quarter. In addition, the Company incurred a substantially lower loss of $53,619 in the 1997 Quarter as compared to a loss of $287,549 in the 1996 Quarter.

     Net cash used by investing activities in the 1997 Quarter was $4,444 as compared to $16,554 net cash used in the 1996 Quarter. Capital expenditures, which were primarily for computer equipment, remained fairly consistent. The 1997 Quarter included $8,500 of cash received from the sale of an asset.

     Net cash provided by financing activities was $234,055 in the 1997 Quarter as compared to $27,837 in the 1996 Quarter. During the 1997 Quarter, the Company borrowed $250,000 on its line of credit in order to support ongoing operations. The first quarter is typically the lowest cash receipt period for the Company. In the 1996 Quarter, the Company paid down $100,000 on its line of credit and raised $140,506 through the completion of a private placement of its common stock and warrants which commenced in December 1995. The Company continued to make scheduled payments on its debt in the 1997 Quarter and 1996 Quarter.

     The Company's working capital decreased to ($173,598) at March 31, 1997 as compared to $31,530 at December 31, 1996. The change in working capital was primarily the result of a reclass from long-term debt to current liabilities for $158,031 related to the notes payable to directors which becomes due on March 31, 1998. The Company utilizes working capital to manage accounts payable, fund ongoing operations and make scheduled payments on its long-term debt.

     Backlog at March 31, 1997 of $7,900,000 was 16.2% higher than the level at December 31, 1996 of $6,800,000, primarily as a result of an increase of the NYNEX work. The Company believes that all of the current backlog will be completed in 1997, although, no assurance of this can be given. Much of the Company's backlog is subject to termination at will and rescheduling without significant penalty.

     On April 9, 1997, the Company received a waiver from the Bank with respect to failure to meet some of the terms of the financial covenants of the Credit Agreement at December 31, 1996. On May 7, 1997, the Company signed a Loan Modification Agreement to its Credit Agreement with the Bank. The Agreement changed the Company's financial covenant requirements to more accurately reflect its current operations. The Company was not in default of any covenants of the Credit Agreement at March 31, 1997. The Company had $278,000 of available borrowing at March 31, 1997.

     On May 12, 1997, the Company entered into an agreement with George A. Nolan and James G. Warburton, Officers of GRS and Directors of the Company, to waive a total of $52,005 each for the period January 1, 1997 through September 30, 1997. The agreement requires aggregate payments of $61,770 to be made on the notes payable to Messrs. Nolan and Warburton for the same period. Messrs. Nolan and Warburton waived a total of $10,360 each in salary and $975 each in office expense for the 1997 Quarter and received an aggregate amount of $3,739 on the balance of the notes payable to directors. The Company also granted 15,000 incentive stock options each to George Nolan and James Warburton pursuant to the Company's 1996 stock option plan at an exercise price of $1.50 per share with 5,000 additional options each which will be granted upon audit if certain operating profits are met for the fiscal year ended December 31, 1997.

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

PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits:

     (27)     Financial Data Schedule

(b)     Reports on Form 8-K:

     None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:     May 14, 1997

                                          LEAK-X ENVIRONMENTAL CORPORATION

                                          by:  /s/   Joyce A. Rizzo
                                               Joyce A. Rizzo
                                               Chief Executive Officer


                                          by:  /s/   Eileen E. Bartoli
                                               Eileen E. Bartoli
                                               Controller and
                                               Chief Financial Officer