Form 10QSB
period 1997-06-30
LEAK X ENVIRONMENTAL CORPORATION
filed 1997-08-08
CIK 842697

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                         FORM 10-QSB


(X)     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


( )     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
        OF THE EXCHANGE ACT


  For The Quarterly Period Ended:                     Commission File Number:
            June 30, 1997                                       0-17776

                         LEAK-X ENVIRONMENTAL CORPORATION
            (Exact name of Small Business Issuer as specified in Its Charter)


            Delaware                                          23-2823596
  (State or other jurisdiction of                     (IRS Employer Identi-
 Incorporation or Organization)                         fication Number)


790 East Market Street, Suite 270, West Chester,              19382
(Address of Principal Executive Offices)                   (Zip Code)

                                  (610) 344-3380
                 (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.
                              Yes  X    No

The number of shares of Common Stock, par value $.001 per share, outstanding as of August 6, 1997 is 1,219,645 shares.

Transitional Small Business Disclosure Format:           Yes      No  X

                     LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                                          June 30,   December 31,
                                                             1997          1996
                                                          (Unaudited)

ASSETS:
CURRENT ASSETS
   Cash and cash equivalents                              $   296,766  $   156,617
   Accounts receivable, net                                 2,089,658    1,383,857
   Estimated earnings in excess of billings                    71,392       20,357
   Inventory                                                  339,426      398,848
   Other current assets                                       126,169       84,765
   Net assets of discontinued operations                      499,234      499,234
           TOTAL CURRENT ASSETS                             3,422,645    2,543,678

PROPERTY AND EQUIPMENT, NET                                   172,068      197,851

OTHER ASSETS
   Goodwill, net of accumulated amortization of $105,666
     in 1997 and $75,666 in 1996                            1,720,325    1,750,325
   Patents and other assets, net of accumulated
     amortization of $3,195 in 1997 and $2,982 in 1996         20,116       20,329
           TOTAL OTHER ASSETS                               1,740,441    1,770,654

           TOTAL ASSETS                                    $5,335,154   $4,512,183


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES
   Accounts payable and accrued expenses                   $2,389,728   $1,625,832
   Unearned revenue                                           103,172      112,272
   Line of credit                                             422,000      222,000
   Notes payable to directors                                 126,473            0
   Current portion of long term debt                           47,974       50,337
   Net liabilities of discontinued operations                 476,714      501,707
           TOTAL CURRENT LIABILITIES                        3,566,061    2,512,148

LONG TERM DEBT                                                 26,560      215,176

STOCKHOLDERS' EQUITY
   Preferred stock $.01 par value:
   5,000,000 shares authorized,
   0 Issued and outstanding in 1997 and 1996                        0            0
   Common stock $.001 par value:
   30,000,000 shares authorized,
   1,219,645 issued and outstanding in 1997 and 1996            1,220        1,220
   Additional paid-in capital                               8,308,015    8,308,015
   Accumulated deficit                                     (6,566,702)  (6,524,376)
      TOTAL STOCKHOLDERS' EQUITY                            1,742,533    1,784,859

           TOTAL LIABILITIES AND
                   STOCKHOLDERS' EQUITY                    $5,335,154   $4,512,183

                            See notes to consolidated financial statements


                      LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                              Three Months Ended June 30,
                                                1997                1996

Revenues:
         Service                             $1,840,897          $1,500,026
         Product                                584,708             546,927
                                              2,425,605           2,046,953
Cost of Revenues:
         Service                              1,445,095           1,118,007
         Product                                365,457             404,455
                                              1,810,552           1,522,462
Selling, general and
         administrative expenses                587,939             591,130

Operating income (loss)                          27,114             (66,639)

Other income                                     (2,792)             (6,454)
Interest expense                                 17,773              18,175

Net income (loss) before taxes                   12,133             (78,360)

Income tax expense                                  840                (245)

Net income (loss)                               $11,293            ($78,115)

Weighted average shares of
         common stock outstanding             1,219,645           1,104,166

         Net income (loss) per share              $0.01              ($0.07)


                        LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                 Six Months Ended June 30,
                                                 1997                1996
Revenues:
         Service                              $3,287,120          $2,747,195
         Product                               1,135,375           1,116,496
                                               4,422,495           3,863,691
Cost of Revenues:
         Service                               2,512,200           2,009,252
         Product                                 761,550             951,690
                                               3,273,750           2,960,942
Selling, general and
         administrative expenses               1,168,380           1,248,414

Operating loss                                   (19,635)           (345,665)

Other income                                     (21,836)            (12,729)
Interest expense                                  42,847              32,359

Net loss before taxes                            (40,646)           (365,295)

Income tax expense                                 1,680                 369

Net loss                                        ($42,326)          ($365,664)

Weighted average shares of
         common stock outstanding              1,219,645           1,104,166

         Net loss per share                       ($0.03)             ($0.33)


                        LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                          Six Months Ended June 30,
                                                            1997           1996
CASH FLOW FROM
     OPERATING ACTIVITIES:
         Net loss                                         ($42,326)     ($365,664)
         Adjustments to reconcile net loss to
            net cash provided  by operating activities:
               Depreciation                                 34,800         33,010
               Goodwill amortization                        30,000         29,178
               Gain on sale of asset                        (4,831)         ---
               Valuation of stock options                  --------        13,500
         (Increase) decrease in accounts receivable       (705,801)       695,804
         (Increase) decrease in costs and estimated
           earnings in excess of billings                  (51,035)        70,804
         Decrease in inventories                            59,422        163,966
         Increase in other current assets                  (41,402)        (3,985)
         Increase (decrease) in accounts payable           761,015       (305,655)
         Decrease in billings in excess of cost             (9,100)       (82,397)
         Increase (decrease) in accrued
           expenses and other liabilities                    2,880        (66,397)
         Change in net assets of discontinued operations   (24,993)       (30,730)

NET CASH PROVIDED BY OPERATIONS                             $8,629       $151,434

CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditur                                (18,265)       (27,290)
         Sale of assets                                     14,079           ---
         (Increase) decrease in other assets,                  213         (2,056)

NET CASH USED BY INVESTING ACTIVITIES                      ($3,973)      ($29,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Borrowings (payments) on line of credit           200,000        (78,000)
         Payments on long-term debt                        (29,210)       (25,551)
         Payments on notes payable to directors            (35,297)          ---
         Proceeds from subscription receivable,
             net of expenses                               --------       139,491

NET CASH PROVIDED BY
         FINANCING ACTIVITIES                             $135,493        $35,940


NET INCREASE IN CASH                                      $140,149       $158,028

CASH, beginning of the year                                156,617        442,946

CASH, end of the period                                   $296,766       $600,974



                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                          (UNAUDITED)

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

Note 1.   Basis of Presentation

General

     The accompanying unaudited consolidated financial statements of Leak-X
Environmental Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual
Report on Form 10-KSB for the year ended December 31, 1996.

     Per share data for the periods are based upon the weighted average number of common shares outstanding during such periods, plus net additional shares issued upon exercise of options and warrants. Outstanding options and warrants have not been included in the computation of per share data in the three and six month periods ended June 30, 1997 or June 30, 1996 as they would be immaterial or anti-dilutive, respectively.

Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board, "FASB", issued SFAS No.128, "Earnings Per Share," which becomes effective in Fiscal
1998. Early application is not permitted. SFAS No. 128 simplifies the standards for computing earnings per share, or "EPS". It replaces the presentation of primary EPS with the presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. If SFAS No. 128 had been applied to the results reported on Form
10-QSB's since Fiscal 1996, the Company's basic EPS would not have changed since its results from operations were primarily losses.

     In February 1997, The FASB issued SFAS No. 129, "Disclosure of
Information about Capital Structure," which becomes effective in Fiscal 1998.
SFAS No.129 requires the following disclosures: liquidation preferences of preferred stock, information about rights and privileges of outstanding equity securities and redemption criteria for all issues of capital stock. Due to the Securities and Exchange Commissions' disclosure requirements of publicly-held entities, there will be no additional disclosure required by the Company.

     In June 1997, the FASB issued SFAS No.130, "Reporting Comprehensive
Income," which becomes effective in Fiscal 1998. SFAS No.130 requires the disclosure of the components of the change in equity of a business enterprise during a period from transactions and other events except for distributions and investments to be reported in the statement of operations, cash flows and in ceratin circumstances as a component of equity as a separate category, "accumulated other comprehensive income." Examples of items included in comprehensive income are foreign currency translation adjustments, unrealized securities gains or losses and pension liability adjustments. In addition, publicly-held entities will be required to provide such disclosure on an interim basis. Currently, there is no increased disclosure for items defined under comprehensive income for the Company.

     In June 1997, the FASB issued SFAS NO. 131, "Disclosure about Segments of an Enterprise and Related Information," which becomes effective in Fiscal 1998 for publicly-held entities only. SFAS No. 131 requires the disclosure of various data pertaining to entities operating with different business segments. The Company does operate in two different business segments and the statement of operations currently discloses the required data relating to the Company under SFAS No. 131. The implementation of SFAS No. 131 will not require any additional material disclosure.

Note 2.   Financial Matters

     Total interest expense for the six months ended June 30, 1997 and June
30, 1996 was $42,847 and $32,359, respectively.

Note 3.  Discontinued Operations

     Net assets of discontinued operations at June 30, 1997 consist of accounts receivable of $499,234. Net liabilities of discontinued operations at March 31, 1997 include accounts payable and accrued expenses of $346,314 and $130,400, respectively.

Note 4.  Line of Credit

     On July 29, 1997, the Company signed a Loan Modification Agreement (the
"Agreement") to the Company's Revolving Credit Agreement (the "Credit
Agreement") with First Union National Bank.  The Agreement extended the
Company's Credit Agreement to December 31, 1997. All other terms of the existing Credit Agreement remained unchanged. The Company was not in default of any covenants of the Credit Agreement at June 30, 1997. The Company had $328,000 of available borrowing at June 30, 1997.

Note 5. Notes Payable to Directors

     On May 12, 1997, the Company entered into an agreement with George A.
Nolan and James G. Warburton, Directors of the Company and Officers of
Groundwater Recovery Systems, Inc. ("GRS"), a wholly-owned subsidiary of the Company, to waive a total of $52,005 each in salary for the period January 1, 1997 through September 30, 1997. The agreement requires aggregate payments of $61,770 to be made on the notes payable to Messrs. Nolan and Warburton for the same period. Through June 30, 1997, Messrs. Nolan and Warburton waived a total of $58,040 in salary and $3,900 in office expense reimbursement and received an aggregate amount of $35,297 in payment on the notes payable to directors. The Company also granted 15,000 incentive stock options each to George Nolan and James Warburton pursuant to the Company's 1996 Stock Option
Plan at an exercise price of $1.50 per share with 5,000 additional options each which would be granted upon audit if certain operating profits are met for the fiscal year ended December 31, 1997.

Item 2.   Management's Discussion and Analysis or Plan of Operation

Results of Operations

Quarter ended June 30, 1997 compared to the Quarter ended June 30, 1996

     The Company reported income of $11,293, or $0.01 per share for the quarter ended June 30, 1997 (the "1997 Quarter"), as compared to a net loss of $78,115, or ($0.07) per share for the quarter ended June 30, 1996 (the "1996
Quarter"). This improvement is a result of cost cutting measures and increased sales.

     Net revenue increased 19% to $2,425,605 for the 1997 Quarter compared to $2,046,953 for the 1996 Quarter. The increase in revenues is attributable to a 23% increase in environmental consulting services primarily from additional construction management projects and a 7% increase in the Company's groundwater remediation business due to an increased demand for remediation equipment. The Company's gross margin remained stable at 25% for the 1997
Quarter as compared to a gross  margin of 26% in the 1996 Quarter.

     Selling, general and administrative expenses ("SG&A expenses") remained basically unchanged at $587,939 for the 1997 Quarter, as compared to $591,130 in the 1996 Quarter. SG&A expenses decreased $109,425 at the Company's groundwater remediation business as a result of a cost containment program which was continued into Fiscal 1997 and $37,320 in salary waivers by two directors in the 1997 Quarter. Corporate overhead increased $65,553 due to the addition of employment contracts for two of the Company's executive officers, the addition of Directors & Officers insurance and additional costs related to the pursuit of the Company's growth and acquisition strategy. SG&A expenses at the Company's environmental consulting business increased $40,681 primarily due to higher overhead costs associated with the investment in development of a new office in Metro New York City.

     The Company incurred slightly lower interest expense of $17,773 in the 1997 Quarter, as compared to $18,175 in the 1996 Quarter due to a lower use of debt in the 1997 Quarter.

Six Months ended June 30, 1997 compared to the Six Months ended June 30, 1996

     Net revenue increased 14% to $4,422,495 for the six months ended June 30, 1997 (the "1997 Period") compared to $3,863,691 for the six months ended June
30, 1996 (the "1996 Period"). The increase in revenues is attributable to a 20% increase in the environmental consulting business with higher construction management revenues and a slight increase at the Company's groundwater remediation business due to an increase in demand.

     The Company's gross margin increased to 26% for the 1997 Period as compared to a gross margin of 23% in the 1996 Period. The improvement in the gross margin is primarily a result of overall improvement in the Company's groundwater remediation business due to stronger margins from a cost reduction program and higher demand.

     SG&A expenses decreased by $80,034 to $1,168,380 for the 1997 Period, as compared to $1,248,414 in the 1996 Period. SG&A expenses decreased $240,284 at the Company's groundwater remediation business as a result of a cost containment program which was continued into Fiscal 1997 and salary waivers totaling $58,040 by two directors in the 1997 Period. Corporate overhead increased $113,861 due to the addition of employment contracts for two of the Company's executive officers, the addition of Directors & Officers insurance and additional costs related to the pursuit of the Company's growth and acquisition strategy. SG&A expenses at the Company's environmental consulting business increased $46,388 due to higher overhead costs primarily associated with the investment in development of a new office in Metro New York City.

     The Company incurred higher interest expense of $42,847 in the 1997
Period, as compared to $32,359 in the 1996 Period due to a higher use of debt in the 1997 Period. The $42,326 loss in the 1997 Period is a significant improvement over the $365,664 loss reported for the 1996 Period. The improvement is attributable to all aspects of the Company's business. The
Company's environmental consulting business continues to grow with the opening of two new offices within the last two years. The Company's groundwater remediation business made significant reductions in its overhead expenses which has allowed the Company to better compensate for lower than originally anticipated sales in that area.

Liquidity and Capital Resources

     The Company provided $8,629 in cash from operating activities in the 1997
Period as compared to providing $151,434 in the 1996 Period. The primary difference in the utilization of cash from operating activities was a $705,801 increase in accounts receivable in the 1997 Period as compared to a $695,804 decrease in the 1996 Period. Accounts payable increased by $761,015 in the 1997 Period as compared to a reduction of $305,655 in the 1996 Period. These changes reflect a period of growing sales in the 1997 Period , as compared to a period of declining sales in the 1996 Period. In addition, the Company incurred a substantially lower loss of $42,326 in the 1997 Period as compared to a loss of $365,664 in the 1996 Period.

     Net cash used by investing activities in the 1997 Period was $3,973 as compared to $29,346 net cash used in the 1996 Period. Capital expenditures, which were primarily for computer equipment, were lower at $18,265 in the 1997
Period as compared to $27,290 in the 1996 Period.  The 1997 Period included
$14,079 of cash received from the sale of assets.

     Net cash provided by financing activities was $135,493 in the 1997 Period as compared to $35,940 in the 1996 Period.  During the 1997 Period, the
Company borrowed $200,000 on its line of credit in order to support a period of investment in materials for increasing sales and ongoing operations.  In the 1996 Period, the Company paid down $78,000 on its line of credit and raised $139,491 through the completion of a private placement of its common
stock and warrants which commenced in December 1995.   The Company paid
$35,297 on the notes payable to directors  in the 1997 Period and continued to make scheduled payments on its debt in the 1997 Period  and 1996 Period.

     The Company's working capital decreased to ($143,416) at June 30, 1997 as compared to $31,530 at December 31, 1996. The change in working capital was primarily the result of a reclassification from long-term debt to current liabilities for $126,473 related to the notes payable to directors which becomes due on March 31, 1998. The Company utilizes working capital to manage accounts payable, fund ongoing operations and make scheduled payments on its long-term debt.

     Backlog at June 30, 1997 of $5,800,000 was lower than the level at December 31, 1996 of $6,800,000, primarily as a result of a higher percent of completion of construction management work. The Company believes that all of the current backlog will be completed in 1997, although, no assurance of this can be given. Much of the Company's backlog is subject to termination at will and rescheduling without significant penalty.

     On July 29, 1997, the Company signed a Loan Modification Agreement (the
"Agreement") to the Company's Credit Agreement with First Union National
Bank.  The Agreement extended the Company's Credit Agreement to December 31,
1997.  All other terms of the existing Credit Agreement remained unchanged.
The Company was not in default of any covenants of the Credit Agreement at June 30, 1997. The Company had $328,000 of available borrowing at June 30,
1997.

     On May 12, 1997, the Company entered into an agreement with George A.
Nolan and James G. Warburton, Directors of the Company and Officers of GRS, to waive a total of $52,005 each in salary for the period January 1, 1997 through September 30, 1997. The agreement requires aggregate payments of $61,770 to be made on the notes payable to Messrs. Nolan and Warburton for the same period. In the 1997 Period, Messrs. Nolan and Warburton waived a total of $58,040 in salary and $3,900 in office expense reimbursement and received an aggregate amount of $35,297 in payment on the notes payable to directors. The
Company also granted 15,000 incentive stock options each to George Nolan and James Warburton pursuant to the Company's 1996 Stock Option Plan at an exercise price of $1.50 per share with 5,000 additional options each which would be granted upon audit if certain operating profits are met for the fiscal year ended December 31, 1997.

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


Dated:     August 8, 1997

                                            LEAK-X ENVIRONMENTAL CORPORATION

                                            by:  /s/   Joyce A. Rizzo
                                                       Joyce A. Rizzo
                                                       Chief Executive Officer


                                            by:  /s/   Eileen E. Bartoli
                                                       Eileen E. Bartoli
                                                       Chief Financial Officer
                                                       and Controller

