Form 10QSB
period 1997-09-30
LEAK X ENVIRONMENTAL CORPORATION
filed 1997-11-14
CIK 842697

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-QSB


(X)     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


( )     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
        OF THE EXCHANGE ACT


  For The Quarterly Period Ended:                  Commission File Number:
           September 30, 1997                           0-17776

                        LEAK-X ENVIRONMENTAL CORPORATION
          (Exact name of Small Business Issuer as specified in Its Charter)


            Delaware                            23-2823596
  (State or other jurisdiction of             (IRS Employer Identi-
 Incorporation or Organization)                   fication Number)


   790 East Market Street, Suite 270, West Chester, PA          19382
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

The number of shares of Common Stock, par value $.001 per share, outstanding as of November 6, 1997 is 1,219,645 shares.

Transitional Small Business Disclosure Format:           Yes      No  X


                    LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                             September 30,     December 31,
                                                                      1997            1996
                                                               (Unaudited)
ASSETS:
CURRENT ASSETS
      Cash and cash equivalents                                $   85,216        $  156,617
      Accounts receivable, net                                  2,197,488         1,383,857
      Estimated earnings in excess of billings                     62,794            20,357
      Inventory                                                   222,016           398,848
      Other current assets                                        136,428            84,765
      Net assets of discontinued operations                       499,234           499,234
               TOTAL CURRENT ASSETS                             3,203,176         2,543,678

PROPERTY AND EQUIPMENT, NET                                       159,625           197,851

OTHER ASSETS
      Goodwill, net of accumulated amortization of $120,666
            in 1997 and $75,666 in 1996                         1,705,325         1,750,325
      Patents and other assets, net of accumulated
            amortization of $3,302 in 1997 and $2,982 in 1996      45,571            20,329
               TOTAL OTHER ASSETS                               1,750,896         1,770,654

               TOTAL ASSETS                                     5,113,697         4,512,183


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES
      Accounts payable and accrued expenses                     2,313,145         1,625,832
      Unearned revenue                                             11,040           112,272
      Line of credit                                              422,000           222,000
      Notes payable to directors                                  100,000                 0
      Current portion of long term debt                            40,128            50,337
      Net liabilities of discontinued operations                  458,041           501,707
               TOTAL CURRENT LIABILITIES                        3,344,354         2,512,148

LONG TERM DEBT                                                     22,658           215,176

STOCKHOLDERS' EQUITY
      Preferred stock $.01 par value:
      500,000 shares authorized,
      0 Issued and outstanding in 1997 and 1996                         0                 0
      Common stock $.001 par value:
      5,000,000 shares authorized,
      1,219,645 issued and outstanding in 1997 and 1996             1,220             1,220
      Additional paid-in capital                                8,308,015         8,308,015
      Accumulated deficit                                      (6,562,550)       (6,524,376)
         TOTAL STOCKHOLDERS' EQUITY                             1,746,685         1,784,859

               TOTAL LIABILITIES AND
                       STOCKHOLDERS' EQUITY                    $5,113,697        $4,512,183

                        See notes to consolidated financial statements


                        LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                               Three Months Ended September 30,
                                      1997               1996
Revenues:
      Service                     $2,237,357         $2,011,593
      Product                        800,104            274,278
                                   3,037,461          2,285,871
Cost of Revenues:
      Service                      1,813,662          1,553,977
      Product                        588,229            272,995
                                   2,401,891          1,826,972
Selling, general and
      administrative expenses        617,823            593,028

Operating income (loss)               17,747           (134,129)

Other income                          (3,354)            (2,744)
Interest expense                      15,931             10,592

Net income (loss) before taxes         5,170           (141,977)

Income tax expense                     1,018                452

Net income (loss)                     $4,152          ($142,429)

Weighted average shares of
      common stock outstanding     1,219,645          1,219,645

      Net income (loss) per share      $0.00             ($0.12)

                  See notes to consolidated financial statements


                  LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                    Nine Months Ended September 30,
                                           1997                 1996
Revenues:
         Service                     $5,524,477           $4,758,788
         Product                      1,935,479            1,390,774
                                      7,459,956            6,149,562
Cost of Revenues:
         Service                      4,325,862            3,563,229
         Product                      1,349,779            1,224,685
                                      5,675,641            4,787,914
Selling, general and
         administrative expenses      1,786,202            1,841,442

Operating loss                           (1,887)            (479,794)

Other income                            (19,304)             (15,473)
Interest expense                         52,893               42,951

Net loss before taxes                   (35,476)            (507,272)

Income tax expense                        2,698                  821

Net loss                               ($38,174)           ($508,093)

Weighted average shares of
         common stock outstanding     1,219,645            1,142,940

         Net loss per share              ($0.03)              ($0.44)

                     See notes to consolidated financial statements


                    LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                       Nine Months Ended September 30,
                                                                1997             1996
CASH FLOW FROM
     OPERATING ACTIVITIES:
       Net loss                                            ($38,174)         ($508,093)
       Adjustments to reconcile net loss to
          net cash provided  by operating activities:
             Depreciation                                    52,202             52,221
             Goodwill amortization                           45,000             44,908
             Gain on sale of asset                           (4,831)              -----
             Valuation of stock options                        -----            20,250
       (Increase) decrease in accounts receivable          (813,631)           363,817
       Increase in costs and estimated
         earnings in excess of billings                     (42,437)           (17,925)
       Decrease in inventories                              176,832            121,997
       Increase in other current assets                     (51,664)           (20,394)
       Increase in accounts payable                         694,655             32,538
       Decrease  in billings in excess of cost             (101,233)          (168,206)
       Increase (decrease) in accrued
         expenses and other liabilities                      (7,340)            76,213
       Change in net assets of discontinued operations      (43,666)            (2,274)

NET CASH USED  BY OPERATIONS                              ($134,287)           ($4,948)

CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditure                                  (23,224)           (35,881)
       Merger with Groundwater Recovery Systems, Inc.          ------          (22,730)
       Sale of assets                                        14,079               -----
       Increase in other assets, net                        (25,242)           (23,268)

NET CASH USED BY INVESTING ACTIVITIES                      ($34,387)          ($81,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings (payments) on line of credit              200,000           (228,000)
       Payments on long-term debt                           (40,957)           (38,678)
       Payments on notes payable to directors               (61,770)              -----
       Conversion of Preferred Stock Fee                       ------           (3,477)
       Proceeds from subscription receivable,
           net of expenses                                     ------          153,522

NET CASH PROVIDED/(USED) BY
       FINANCING ACTIVITIES                                 $97,273          ($116,633)


NET INCREASE IN CASH                                       ($71,401)         ($203,460)

CASH, beginning of the year                                 156,617            442,946

CASH, end of the period                                     $85,216           $239,486

                         See notes to consolidated financial statements


                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                              (UNAUDITED)

                                 PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

Note 1.   Basis of Presentation

General

     The accompanying unaudited consolidated financial statements of Leak-X Environmental Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

     Per share data for the periods are based upon the weighted average number of common shares outstanding during such periods, plus net additional shares issued upon exercise of options and warrants. Outstanding options and warrants have not been included in the computation of per share data in the three and nine month periods ended September 30, 1997 or September 30, 1996 as they would be immaterial or anti-dilutive, respectively.

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

Note 2.   Financial Matters

     Total interest expense for the nine months ended September 30, 1997 and September 30, 1996 was $52,893 and $42,951, respectively.

Note 3.  Discontinued Operations

     Net assets of discontinued operations at September 30, 1997 consist of accounts receivable of $499,234. Net liabilities of discontinued operations at September 30, 1997 include accounts payable and accrued expenses of $346,314 and $111,727, respectively.

Note 4.  Line of Credit

     On July 29, 1997, the Company signed a Loan Modification Agreement (the "Agreement") to the Company's Revolving Credit Agreement (the "Credit Agreement") with First Union National Bank. The Agreement extended the Company's Credit Agreement to December 31, 1997. All other terms of the existing Credit Agreement remained unchanged. The Company was not in default of any covenants of the Credit Agreement at September 30, 1997. The Company had $328,000 of available borrowing at September 30, 1997.

Note 5. Notes Payable to Directors

     On May 12, 1997, the Company entered into an agreement with George A. Nolan and James G. Warburton, Directors of the Company and Officers of Groundwater Recovery Systems, Inc. ("GRS"), a wholly-owned subsidiary of the Company, to waive a total of $52,005 each in salary for the period January 1, 1997 through September 30, 1997. The agreement requires aggregate payments of $61,770 to be made on the notes payable to Messrs. Nolan and Warburton for the same period. Through September 30, 1997, Messrs. Nolan and Warburton waived a total of $96,760 in salary and $5,850 in office expense reimbursement and received an aggregate amount of $61,770 in payment on the notes payable to directors. The Company also granted 15,000 incentive stock options each to George Nolan and James Warburton pursuant to the Company's 1996 Stock Option Plan at an exercise price of $1.50 per share with 5,000 additional options each which would be granted upon audit if certain operating profits are met for the fiscal year ended December 31, 1997.

Note 6.  Stockholders' Equity

     In August 1997, the Company reduced the authorized number of shares of Common Stock from 30,000,000 to 5,000,000 and the authorized number of shares of Preferred Stock from 5,000,000 to 500,000.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

Quarter ended September 30, 1997 compared to the Quarter ended September 30,
1996

     The Company reported income of $4,152, or $0.00 per share for the quarter ended September 30, 1997 (the "1997 Quarter"), as compared to a net loss of $142,429, or ($0.12) per share for the quarter ended September 30, 1996 (the "1996 Quarter"). This improvement is primarily a result of increased sales and ongoing cost containment programs.

     Net revenue increased 33% to $3,037,461 for the 1997 Quarter compared to $2,285,871 for the 1996 Quarter. The increase in revenues is attributable to an 11% increase in environmental consulting services primarily from higher construction management revenues and a 125% increase in the Company's groundwater remediation revenues due to a heightened demand for remediation equipment. The Company's gross margin remained stable at 21% for the 1997 Quarter as compared to a gross margin of 20% in the 1996 Quarter.

     Selling, general and administrative expenses ("SG&A expenses") increased 4% to $617,823 for the 1997 Quarter, as compared to $593,028 in the 1996 Quarter. SG&A expenses decreased $34,890 at the Company's groundwater remediation business primarily as a result of $38,720 in salary waivers by two directors in the 1997 Quarter. Corporate overhead increased $10,584 due to the addition of Directors & Officers insurance and additional costs related to the pursuit of the Company's growth and acquisition strategy. SG&A expenses at the Company's environmental consulting business increased $49,101 primarily due to higher overhead costs associated with the investment in development of a new office in Metro New York City.

     The Company incurred higher interest expense of $15,931 in the 1997 Quarter, as compared to $10,592 in the 1996 Quarter due to a greater use of debt in the 1997 Quarter.

Nine Months ended September 30, 1997 compared to the Nine Months ended September 30, 1996

     Net revenue increased 21% to $7,459,956 for the nine months ended September 30, 1997 (the "1997 Period") compared to $6,149,562 for the nine months ended September 30, 1996 (the "1996 Period"). The increase in revenues is attributable to a 16% increase in the environmental consulting business with higher construction management revenues and a 32% increase at the Company's groundwater remediation business due to a steady increase in demand for remediation equipment.

     The Company's gross margin increased to 24% for the 1997 Period as compared to a gross margin of 22% in the 1996 Period. The improvement in the gross margin is primarily a result of overall improvement in the Company's groundwater remediation business due to stronger margins from cost containment programs and higher sales volume.

     SG&A expenses decreased by $55,240 to $1,786,202 for the 1997 Period, as compared to $1,841,442 in the 1996 Period. SG&A expenses decreased $275,174 at the Company's groundwater remediation business as a result of cost containment programs which include salary waivers totaling $96,760 by two directors in the 1997 Period. Corporate overhead increased $124,445 due to the addition of employment contracts for two of the Company's executive officers, the addition of Directors & Officers insurance and additional costs related to the pursuit of the Company's growth and acquisition strategy. SG&A expenses at the Company's environmental consulting business increased $95,489 due to higher overhead costs primarily associated with the investment in development of a new office in Metro New York City.

    The Company incurred higher interest expense of $52,893 in the 1997 Period, as compared to $42,951 in the 1996 Period due to a higher use of debt in the 1997 Period. The $38,174 loss in the 1997 Period is a significant improvement over the $508,093 loss reported for the 1996 Period. The improvement is attributable to all aspects of the Company's business. The Company's environmental consulting business continues to grow with the opening of two new offices within the last two years. The Company's groundwater remediation business made significant reductions in its overhead expenses which has allowed the Company to enjoy higher margins on rising sales volume this year.

Liquidity and Capital Resources

    The Company used $134,287 in cash from operating activities in the 1997 Period as compared to using $4,948 in the 1996 Period. The primary difference in the utilization of cash from operating activities was a $813,631 increase in accounts receivable in the 1997 Period as compared to a $363,817 decrease in the 1996 Period. Accounts payable increased by $694,655 in the 1997 Period as compared to an increase of $32,538 in the 1996 Period. These changes reflect a period of growing sales in the 1997 Period, as compared to a period of declining sales in the 1996 Period. In addition, the Company incurred a substantially lower loss of $38,174 in the 1997 Period as compared to a loss of $508,093 in the 1996 Period.

    Net cash used by investing activities in the 1997 Period was $34,387 as compared to $81,879 net cash used in the 1996 Period. Capital expenditures, which were primarily for computer equipment, were lower at $23,224 in the 1997 Period as compared to $35,881 in the 1996 Period. The 1997 Period included $14,079 of cash received from the sale of assets. The 1996 Period included $22,730 of cash paid as a result of the merger with GRS.

     Net cash provided by financing activities was $97,273 in the 1997 Period as compared to the use of $116,633 in the 1996 Period. During the 1997 Period, the Company borrowed $200,000 on its line of credit in order to support a period of investment in materials for increasing sales and ongoing operations. In the 1996 Period, the Company paid down $228,000 on its line of credit and raised $153,522 through the completion of a private placement of
its common stock and warrants which commenced in December 1995.   The Company
paid $61,770 on the notes payable to directors in the 1997 Period and continued to make scheduled payments on its debt in the 1997 Period and 1996 Period.

     The Company's working capital decreased to ($141,178) at September 30, 1997 as compared to $31,530 at December 31, 1996. The change in working capital was primarily the result of a reclassification from long-term debt to current liabilities for $100,000 related to the notes payable to directors which becomes due on March 31, 1998. The Company utilizes working capital to manage accounts payable, fund ongoing operations and make scheduled payments on its long-term debt.

     Backlog at September 30, 1997 of $5,400,000 was lower than the level at December 31, 1996 of $6,800,000, primarily as a result of a higher percent of completion of construction management work. The Company believes that approximately 50% of the current backlog will be completed in 1997, although, no assurance of this can be given. Much of the Company's backlog is subject to termination at will and rescheduling without significant penalty.

     On July 29, 1997, the Company signed a Loan Modification Agreement (the "Agreement") to the Company's Credit Agreement with First Union National Bank. The Agreement extended the Company's Credit Agreement to December 31, 1997. All other terms of the existing Credit Agreement remained unchanged. The Company was not in default of any covenants of the Credit Agreement at September 30, 1997. The Company had $328,000 of available borrowing at September 30, 1997.

     On May 12, 1997, the Company entered into an agreement with George A. Nolan and James G. Warburton, Directors of the Company and Officers of GRS, to waive a total of $52,005 each in salary for the period January 1, 1997 through September 30, 1997. The agreement requires aggregate payments of $61,770 to be made on the notes payable to Messrs. Nolan and Warburton for the same period. In the 1997 Period, Messrs. Nolan and Warburton waived a total of $96,760 in salary and $5,850 in office expense reimbursement and received an aggregate amount of $61,770 in payment on the notes payable to directors. The Company also granted 15,000 incentive stock options each to George Nolan and James Warburton pursuant to the Company's 1996 Stock Option Plan at an exercise price of $1.50 per share with 5,000 additional options each which would be granted upon audit if certain operating profits are met for the fiscal year ended December 31, 1997.

     On August 22, 1997, The Nasdaq Stock Market received approval from the Securities and Exchange Commission for changes in its Nasdaq SmallCap listing requirements. The new quantitative maintenance and corporate governance requirements for continued listing will become effective on February 23, 1998. The Company presently does not meet the net tangible assets ($2 million) requirement for continued listing. The Company is actively pursuing alternatives to improve its net tangible assets in order to comply with all of the applicable requirements in the time frame provided by Nasdaq.

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

                           PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The matters set forth were submitted to a vote of the Company's Security Holders in connection with its Annual Meeting of Stockholders held August 21, 1997:

     1.  Election of six (6) Directors.

          A.        Name of Nominees
                       John S. Gelles
                       Joyce A. Rizzo
                       William H. Gelles, Jr.
                       George A. Nolan
                       James G. Warburton
                       Robert D. Goldman

          The above nominees were elected by the Stockholders of the Company to serve for the ensuing year and until their successors are elected and qualified.

<CAPTION.
          B.       The votes for the nominees were as follows:
                                               % of
     Nominee                     For          Outstanding    Withheld    Abstain
     John S. Gelles          1,011,928          83.0%         6,184         0
     Joyce A. Rizzo          1,012,141          83.0%         5,971         0
     William H. Gelles, Jr.  1,012,271          83.0%         5,841         0
     George A. Nolan         1,012,333          83.0%         5,779         0
     James G. Warburton      1,012,333          83.0%         5,779         0
     Robert D. Goldman       1,012,333          83.0%         5,779         0

     2. Approval of the Company's 1997 Stock Option Plan: For, 726,656 shares (60% of outstanding shares); Against, 16,227 shares; Abstain, 4,011 shares; Broker non-votes, 0 shares. The Company's 1997 Stock Option Plan was approved by the affirmative vote of the holders of a majority of the outstanding shares of the Company.

     3. Authorization of the amendment of the Company's Certificate of Incorporation to decrease the authorized number of shares of Common Stock and Preferred Stock: For, 733,511 shares (60% of outstanding shares); Against, 10,303 shares; Abstain, 3,080 shares; Broker non-votes, 0 shares. The amendment of the Company's Certificate of Incorporation was authorized by the affirmative vote of the holders of a majority of the outstanding shares of the Company.

     4. Ratification of Mazars and Guerard LLP as independent auditors of the Company's 1997 financial statements: For, 1,010,790 shares (83% of outstanding shares); Against, 2,957 shares; Abstain, 4,365 shares; Broker non-votes,
0 shares. The ratification of Mazars and Guerard LLP was approved by the affirmative vote of the holders of a majority of the outstanding shares of the Company.

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits:

     (27)     Financial Data Schedule

(b)     Reports on Form 8-K:

     None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:     November 13, 1997

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