Form 10KSB
period 1997-12-31
LEAK X ENVIRONMENTAL CORPORATION
filed 1998-03-31
CIK 842697

U.S. Securities and Exchange Commission
                                  Washington, D.C. 20549

                                        FORM 10-KSB

X     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                        For the Fiscal Year ended December 31, 1997

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                                 Commission File No. 0-17776

                             LEAK-X ENVIRONMENTAL CORPORATION
                       (Name of small business issuer in its charter)

          Delaware                         23-2823596
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

 790 E. Market Street, Suite 270, West Chester, PA           19382
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number:   610-344-3380

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:

                               Common Stock, par value $.001 per share
                                           (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
   X     Yes            No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.     X

The Issuers's revenues for the fiscal year ended December 31, 1997 were $10,094,456.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 20, 1998 was approximately $897,305. On such date, the closing price of the Common Stock as quoted on the The NASDAQ Stock Market was $1.625.

The Registrant had 1,219,645 shares of Common Stock outstanding as of March 20, 1998.

Transitional Small Business Disclosure Format:          Yes   X      No

PART I

Item 1.     Description of Business

General

     Leak-X Environmental Corporation ("Leak-X" or the "Company") is engaged in two related areas of business within the environmental industry. The Company's environmental consulting business is conducted through Lexicon Environmental Associates, Inc. ("Lexicon"). Lexicon provides environmental engineering, hydrogeological and remedial consulting services, as well as construction management services for storage tank related construction. The Company's groundwater remediation business is conducted through Groundwater Recovery Systems, Inc. ("GRS"). GRS provides a variety of groundwater pollution control services including the design and manufacture of flexible, modular and reusable site specific remediation systems. GRS also offers installation and operation and maintenance services for its systems worldwide. Prior to March 1995, Gaservice Maintenance Corporation ("Gaservice"), a subsidiary of the Company, operated as a general contractor primarily involved in the installation and servicing of petroleum storage and handling equipment. As of March 31, 1995, this area of business was discontinued. Unless otherwise indicated, the discussions of the business and operations of the Company described herein refer to Lexicon and GRS, but do not reflect the business and operations of Gaservice.

     Leak-X was incorporated in New York in October 1988. In August 1995, the Company changed its state of incorporation to Delaware through a reverse merger with a wholly-owned subsidiary. Lexicon was formed in October 1989.
In September 1995, the Company acquired GRS which resulted in GRS becoming a wholly-owned subsidiary of the Company.

Operations

     The Company offers a full spectrum of environmental engineering, hydrogeological (groundwater) and remedial services which include: environmental assessments for property transfers; design, installation and operation of groundwater remediation systems; and Underground Storage Tank ("UST") testing, assessment, abandonment, remediation and installation. The Company's environmental consulting services are provided primarily in the Northeastern and mid-Atlantic United States, however, many projects are conducted nationally.

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

     In 1993, the Company signed a contract with NYNEX (now known as Bell Atlantic ("Bell")) to provide ongoing engineering, construction management, analytical and soil disposal services for Bell's storage tank management program at its New York City facilities. In 1995, the Bell program was expanded to include Bell's Long Island, New York facilities. The majority of the construction management portion of the contract is provided by subcontractors under contract to the Company.

     In 1997, the Company developed and began offering a new state-of-the-art telecommunications software as part of its Protocol Environmental Compliance Program ("Protocol"). The Company developed Protocol in response to the market demand for centralized electronic monitoring services for storage tank facilities. The telemonitoring program entitled, "OnPatrol Remote Monitoring" has been developed as an outsourced electronic surveillance service provided to tank owners. Data from individual facilities is telecommunicated to the Company's centralized control center where the Company analyzes the information, responds to alarms, and generates the reports that are necessary for environmental compliance. Another aspect of the Protocol program is "InControl," a comprehensive facility inspection and maintenance program.
Both Protocol programs work together to assist clients in their ongoing compliance needs.

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

     The Company's environmental consulting business has primarily targeted industrial and commercial entities, including chemical, manufacturing and petroleum companies, commercial real estate developers, lenders and law firms for environmental consulting services. In addition, the Company performs property transfer/financing assessments and implements UST and aboveground tank management programs. Since its inception, the Company's groundwater remediation business has primarily focused on the petroleum industry.
However, the Company has recently expanded its customer base to include industrial and governmental markets. The Protocol program targets industrial, retail petroleum and commercial companies.

     The Company's environmental consulting and Protocol services are marketed by disseminating descriptive literature to potential customers, advertising, conducting seminars and on the basis of referrals and reputation. A majority of the Company's consulting business is repeat business from existing clients. The Chief Executive Officer of Lexicon is a recognized national expert on storage tank management, has published two books and numerous articles on the subject, and conducts seminars both nationally and internationally on various environmental issues including storage tanks, hazardous waste management, real estate assessments, and state laws and regulations.

     The Company's groundwater remediation business markets its products and services through the direct efforts of its sales force and its management. The Company also sells its products through two independent representatives. In addition, the Company uses direct advertising and promotional material to market and sell the Company's products and related services.

Major Customers

     During the years ended December 31, 1997 and 1996, Bell accounted for approximately 68% and 69% of net revenues, respectively. Dependence on a small number of large (in relation to total sales) customers may cause the Company's revenues to fluctuate substantially from year to year and the loss of any such customers may have an adverse effect on revenues and income. As of late 1997, the Company significantly expanded its client base to include other major customers.

Research and Development

     The Company's research and development efforts focus on the development of advanced technology for use in the production of its remediation systems, as well as new technology areas. During the year ended December 31, 1997 and 1996, the Company had expenditures of $31,707 and $57,000, respectively, for research and development.

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

     Competition for the Company's Protocol services consists primarily of computer software and equipment manufacturers. The Company believes that its approach and expertise in storage tank management provides an advantage over the competition which does not provide a "complete service" that includes the broad spectrum of environmental engineering services.

     Competition in the construction management business is widespread and is generated from large general contractors, as well as some specialized "tank and pump" contractors. However, the Company provides its construction management services in the specialized area of storage tanks and does not confront significant competition from large general contractors which do not possess the expertise in this area. Large contractors do, however, possess greater resources than the Company.

     The Company markets its groundwater remediation equipment and related services nationally with the primary competition coming from other companies that offer a totally integrated product line. The majority of the competition in the groundwater remediation field comes from comparably sized companies. The Company competes on the basis of its high quality and competitively priced products. The Company believes that its timely response to customers' requests and numerous value-added features distinguish it from other companies. Many of the end users, however, make decisions purely on price and not quality or performance and consequently competition in this business remains intense.

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

     As a result of the Federal, as well as many state and local regulations, the Company must be certified by the respective state agencies in order to perfo rm services related to storage tank abandonment, installation and remediation. These certifications typically must be held both by the Company, as well as the individuals performing the actual services. In addition, several of the equipment manufacturers associated with storage tanks and related equipment require individuals to be certified. The Company and their respective key employees have obtained the necessary certifications from New Jersey, Pennsylvania and Massachusetts (three of the four principal states where services are performed; New York does not yet have a certification program) and from the principal equipment manufacturers.

Insurance

     The Company maintains a general liability insurance policy including premises/operations, products/completed operations, pollution liability and professional liability. In addition, property, automobile and employer's liability policies are maintained on the Company's leased properties and their contents and the Company's vehicles.

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

Backlog, Seasonality

     As of December 31, 1997, the Company had a backlog of orders of approximately $5,800,000 as compared to $6,800,000 at December 31, 1996. The backlog at the end of Fiscal 1997 is lower primarily because appropriations for additional work to be completed on existing projects in 1998 were not received until after December 31, 1997.

     Management believes that substantially all of the current backlog will be completed during 1998, although no assurance of this can be given. Much of the Company's backlog is subject to termination at will and rescheduling without significant penalty. The Company's operations are not generally subject to significant seasonal variations. However, the first calendar quarter of each year tends to have less activity as a result of weather-related reduced accessibility of USTs.

Employees

     As of March 20, 1998, the Company employed 40 persons full-time and five part-time: seven in executive management, 18 in environmental consulting, two in sales, six in production, three in field/engineering and nine in administration. The Company believes that its relationship with its employees is good.

Domestic and Foreign Sales

     All of the Company's environmental consulting operations are conducted within the United States. The majority of the Company's groundwater remediation revenues are derived from sales throughout the United States. However, historically, the Company has furnished remediation equipment and services at various locations outside the continental United States. Systems have been installed in both Europe and East Asia. The Company had no export sales for the year ended December 31, 1997.

Item 2.     DESCRIPTION OF PROPERTY

     The Company utilizes the following principal facilities as of the date hereof:

Location            Square Footage   Lease Expiration    Purpose        Current
                                                                      Annual Rent
West Chester, PA      4,680            May 31, 1998       Office/      $72,324
                                                          Storage
Long Beach, NY        1,000            June 30, 1998      Housing/     $24,000
                                                          Office
Portsmouth, NH        1,200            August 31, 1998    Office       $13,800
Franklin Square, NY   1,350          December 31, 2001    Office       $19,912
Exton, PA            12,000            June 30, 1998   Manufacturing/  $60,000
                                                          Office

     The Company believes that its present facilities are adequate for its operations, however, the Company may consider other options as its leases terminate.

Item 3.     LEGAL PROCEEDINGS

     The information required by Item 3 is incorporated by reference from the Company's 1997 Annual Report to Stockholders attached as Exhibit 13.1 hereto.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The information required by Item 5 is incorporated by reference from the Company's 1997 Annual Report to Stockholders attached as Exhibit 13.1 hereto.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION

     The information required by Item 6 is incorporated by reference from the Company's 1997 Annual Report to Stockholders attached as Exhibit 13.1 hereto.

Item 7.   FINANCIAL STATEMENTS

     The information required by Item 7 is incorporated by reference from the Company's 1997 Annual Report to Stockholders attached as Exhibit 13.1 hereto. All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and executive officers of the Company are:

   NAME                         AGE         POSITION
   John S. Gelles               62          Chairman of the Board of Directors

   Joyce A. Rizzo               49          Chief Executive Officer and Director of
                                            the Company and Chief Executive Officer
                                            of Lexicon Environmental Associates, Inc.

   William H. Gelles, Jr.       56          President, Treasurer and Director

   George A. Nolan              51          Director of the Company and President of
                                            Groundwater Recovery Systems, Inc.

   James G. Warburton           40          Director of the Company and Vice
                                            President of Groundwater Recovery Systems, Inc.

   Robert D. Goldman            41          Secretary and Director of the Company
                                            and President of Lexicon Environmental
                                            Associates, Inc.

   Eileen E. Bartoli            29          Chief Financial Officer

   Timothy J. Mayette           37          Director

   Raymond W. Kane              53          Director

     Directors are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors subject to any contracts of employment. See "Executive Compensation." John S. Gelles and William H. Gelles, Jr. are brothers.

Biographical Information

     John S. Gelles co-founded and has been Chairman of the Board of Directors of the Company since its inception. From inception until May 1992, he was also Chief Executive Officer and until December 1995, the Secretary. Since 1996, Mr. Gelles has been serving in a sales and marketing capacity for the Company. Prior to the Company's discontinuation of Gaservice, Mr. Gelles had served as President of Gaservice for 28 years.

     Joyce A. Rizzo has been a Director of the Company since September 1989 and Chief Executive Officer of the Company since May 1992. Ms. Rizzo has also served as Chief Executive Officer of Lexicon since September 1997 and prior thereto as its President from October 1989 to September 1997. Prior to joining the Company, Ms. Rizzo held executive positions with environmental engineering companies for six years after having spent twelve years as a chemical engineer and environmental manager in the petroleum refining industry with Sun Company.

     William H. Gelles, Jr. co-founded and has been President, Treasurer and a Director of the Company since its inception. Since 1996, Mr. Gelles has been serving in a sales and marketing capacity for the Company. Prior to the Company's discontinuation of Gaservice, Mr. Gelles had served as Secretary-Treasurer of Gaservice for 28 years.

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

     Robert D. Goldman has been Secretary of the Company since December 1995 and a Director since February 1997. Mr. Goldman has been President of Lexicon since September 1997 and prior thereto, was Vice President of Lexicon from November 1989 to September 1997. As a certified professional geologist, Mr. Goldman has worked performing environmental and geologic consulting for the past 18 years.

     Eileen E. Bartoli has been Chief Financial Officer of the Company since January 1997 and prior thereto, had served as the Company's Controller and Chief Accounting Officer from February 1995 to January 1997. Prior thereto, from April 1994 to January 1995, Ms. Bartoli was Corporate Controller and Vice President of Accounting for Global Spill Management, Inc., an environmental services company specializing in spill response and remediation. From October 1990 to April 1994, Ms. Bartoli held positions at Coopers and Lybrand and Harper Collins Publishers, Inc.

     Timothy J. Mayette has been a Director of the Company since February 1998. Mr. Mayette is the Chief Financial Officer of PMCC Financial Corporation, a position that he has held since October 1997. Prior thereto, Mr. Mayette was Chief Financial Officer of Mortgage Plus Equity and Loan Corporation from October 1996 to October 1997 and Vice President, Controller of BankAmerica Mortgage from 1991 through September 1996.

     Raymond A. Kane has been a Director of the Company since February 1998. Mr. Kane is an independent consultant based in Wayne, Pennsylvania who is a leading national expert in the field of environmental compliance management, auditing and program development with more than 20 years of experience. Prior to becoming an independent consultant, Mr. Kane held various positions with Booz Allen Hamilton, Roy F. Weston and McLaren/Hart Environmental Engineering.

Compliance With Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and greater than ten-percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the period from January 1, 1997 through December 31, 1997, all filing requirements applicable to its Officers, Directors, and greater than ten-percent beneficial owners were complied with.

Item 10.     EXECUTIVE COMPENSATION

     The following tables set forth all compensation awarded to, earned by, or paid for all services rendered to the Company, for the fiscal years ended December 31, 1995, 1996, and 1997, by the Chief Executive Officer, and each other executive officer and executive officers of one of the Company's subsidiaries whose total compensation exceeded $100,000.

Summary Compensation Table

                               Annual Compensation          Long-Term Compensation Awards
Name and                                                            Options/SARs
Principal Position        Year     Salary      Bonus ($)              (#)
Joyce A. Rizzo,           1997     $154,500       -0-               10,000
Chief Executive           1996     $150,000       -0-                -0-
Officer                   1995     $136,000       -0-               31,923(1)

Robert D. Goldman         1997     $109,850      $1,250              5,000
Secretary                 1996     $107,000      $1,150              -0-
                          1995     $102,000      $1,000             11,615(2)

George A. Nolan           1997     $104,575       -0-               15,000
President, GRS (3)        1996     $139,367       -0-                -0-

James G. Warburton        1997     $104,575       -0-               15,000
Vice President, GRS (4)   1996     $139,367       -0-                -0-


(1) Represents 31,923 options exercisable at a range from $35.75 to $18.6875 which were originally granted in prior years, but which were subsequently canceled and regranted in 1995 and 1997.

(2) Represents 11,615 options exercisable at a range from $35.75 to $18.6875 which were originally granted in prior years, but were subsequently canceled and regranted in 1995 and 1997.

(3)     Mr. Nolan joined the Company in September 1995.

(4)     Mr. Warburton joined the Company in September 1995.


Individualized Option/SAR grants in Last Fiscal Year

                                   % of Total
                                   Options/SARs    Exercise
                      Options/     Granted to      or Sale
                      SARs         Employees in     Price         Expiration
Name                  Granted      Fiscal Year      ($/SH)          Date

Joyce Rizzo             41,924        24.9%         $1.56          05-22-02
Robert Goldman          16,615         9.9%         $1.56          05-22-02
George Nolan            15,000         8.9%         $1.50          09-01-01
James Warburton         15,000         8.9%         $1.50          09-01-01

Aggregated Option Exercises in Last Fiscal Year and FY End Option Values

                                               Number of        Value of Unexercised
                                               Unexercised      In-The-Money
                     Shares                    Options at       Options
                     Acquired                  FY-End (#)       at FY-End ($)
                     on Exer-     Value        Exercisable/     Exercisable/
Name                 cise (#)     Realized     Unexercisable    Unexercisable (1)

Joyce A. Rizzo        -0-          $ 0.00       21,577/20,347     $14,888/$14,039
Robert D. Goldman     -0-          $ 0.00        8,058/8,557      $ 8,057/$ 5,904
George A. Nolan       -0-          $ 0.00       15,000/0          $     0/$11,250
James G. Warburton    -0-          $ 0.00       15,000/0          $     0/$11,250

(1) The closing price for the Company's Common Stock on December 31, 1997 was $2.25 per share.

     The Company has no long-term incentive plan awards.

     Directors who are employees of the Company currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. For serving on the Board of Directors, the Company's non-employee directors receive $2,500 in annual compensation plus reimbursement of reasonable expenses incurred in attending meetings.

Employment Agreements

     The information required by Item 10 Employment Agreements is incorporated by reference from the Company's 1997 Annual Report to Stockholders attached as
Exhibit 13.1 hereto.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth, as of March 20, 1998, certain information
with respect to:    (i)  those persons who owned, to the Company's knowledge,
beneficially (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) more than 5% of the Company's Common Stock; (ii) each Director of the Company and each Executive Officer named in the Summary Compensation Table; and (iii) all Directors and Executive Officers as a group:

                                                              Percentage of
Name and                     Number of shares                 Outstanding
Address of                    of Common Stock                 Common Stock
Beneficial Owner                 Owned (1)                    Owned (2)

John S. Gelles (3)              226,008 (4)                        18.3%
William H. Gelles, Jr. (3)      227,619 (5)                        18.4%
Joyce A. Rizzo  (6)              22,948 (7)                         1.8%
George A. Nolan (8)             115,384 (9)                         9.5%
James G. Warburton (8)          115,384 (10)                        9.5%
Robert D. Goldman (6)            24,364 (11)                        2.0%
Timothy J. Mayette (12)               0 (13)                        0.0%
Raymond W. Kane (14)                  0 (15)                        0.0%


All Executive Officers and      731,853 (16)                       57.2%
Directors as a Group
(consisting of nine persons)

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

(2)  Based on 1,219,645 shares of common stock outstanding.

(3) The address of this person is c/o Lexicon Environmental Associates, Inc., 925 Hempstead Turnpike, Suite 200, Franklin Square, New York 11010.

(4) Includes 76 shares and 1,000 warrants to purchase 76 shares held of record by Mr. Gelles' wife but excludes 153 shares held of record by Mr. Gelles's adult children as to which Mr. Gelles disclaims beneficial ownership.
Includes 15,385 incentive stock options granted to Mr. Gelles on July 1, 1996 at an exercise price of $3.445, which were reissued in May 1997 at an exercise price of $1.56.

(5) Excludes 153 shares owned of record by Mr. Gelles's adult children as to which Mr. Gelles disclaims beneficial ownership. Includes 15,385 incentive stock options granted to Mr. Gelles on July 1, 1996 at an exercise price of $3.445, which were reissued in May 1997 at an exercise price of $1.56.

(6) The address of this person is c/o Leak-X Environmental Corporation, 790 E. Market Street, Suite 270, West Chester, PA 19382

(7) Includes 21,577 incentive stock options granted to Ms. Rizzo at an exercise price of $3.90, which were reissued in May 1997 at an exercise price of $1.56. Excludes 20,347 incentive stock options which are not currently exercisable.

(8)  The address of this person is c/o GRS, 299B National Road, Exton, PA 19341

(9) Excludes 15,000 incentive stock options at an exercise price of $1.50 which are not currently exercisable.

(10) Excludes 15,000 incentive stock options at an exercise price of $1.50 which are not currently exercisable.

(11) Includes 3,846 warrants to purchase 3,846 shares and 8,058 incentive stock options granted to Mr. Goldman at an exercise price of $3.90, which were reissued in May 1997 at an exercise price of $1.56. Excludes 3,557 incentive stock options which are not currently exercisable.

(12) The address of this person is c/o PMCC Financial Corporation, 66 Powerhouse Road , Roslyn Heights, New York 11577.

(13) Excludes 10,000 stock options granted to Mr. Mayette at an exercise price of $2.125 which are not currently exercisable.

(14)  The address of this person is 175 Strafford Ave., Suite One, Wayne, PA
19087

(15) Excludes 10,000 stock options granted to Mr. Mayette at an exercise price of $2.125 which are not currently exercisable.

(16) Includes an aggregate of 64,395 incentive stock options and warrants described in Notes 4, 6, 7, and 8 above, and 144 incentive stock options held by Eileen E. Bartoli, Chief Financial Officer.

Report on Repricing of Outstanding Options

     In view of the Company's efforts to contain costs, the Board of Directors (the "Board") has sought to balance the objectives of providing competitive compensation to the Company's executives with the goal of conserving its cash resources by emphasizing stock-based compensation arrangements which the Board believes should provide an incentive for executives to remain with the Company and to increase share value over the long term. Accordingly, in May 1997, the Board lowered the exercise price for certain outstanding stock options with exercise prices of $3.90 per share held by executive officers and senior management to an exercise price of $1.56 per share, the fair market value per share on the date of repricing. The Board believes that the grant of new options will serve the purposes of providing an incentive to management to increase share value over the long term and conserving the Company's cash resources. An aggregate of 98,731 options were repriced.

     Submitted by the following members of the Board who served on the Board at the time of repricing: John S. Gelles, William H. Gelles, Joyce A. Rizzo, George A. Nolan, James G. Warburton and Robert D. Goldman.

Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the acquisition of GRS, the Company signed two one-year promissory notes (the "1995 Notes") for $125,000 each bearing an interest rate of ten percent (10%) per annum payable to Messrs. George A. Nolan and James G. Warburton. The principal amount of the 1995 Notes was subsequently adjusted in accordance with their terms to a total of $161,770. On September 29,1996, the Company converted the 1995 Notes into long-term debt (the "1996 Notes"). The 1996 Notes mature on March 31, 1998 and require quarterly interest payments at an interest rate of ten percent (10%) per annum. In addition, the 1996 Notes have been subordinated, as to principal, to the Revolving Credit Agreement with the Company's bank. The Revolving Credit Agreement prohibits payment of principal under the 1996 Notes to the extent that the Company's tangible net worth is less than $100,000.

     On May 12, 1997, the Company entered into two agreements with George A. Nolan and James G. Warburton, Directors of the Company and Officers of GRS, to waive a total of $52,005 each in salary and expense payments for the period January 1, 1997 through September 30, 1997. The agreements required aggregate principal payments of $61,770 to be made on the 1996 Notes for the same period. Through December 31, 1997, Messrs. Nolan and Warburton waived a total of $95,730 in salary and $7,800 in home office expense reimbursement and received an aggregate amount of $61,770 in payment on the 1996 Notes. Under the agreements, the Company also granted 15,000 incentive stock options each to George Nolan and James Warburton at an exercise price of $1.50 per share. In addition, the agreements provided for the granting of 5,000 options each if certain operating profits were met for the fiscal year ended December 31, 1997. Such additional options have not been granted since the operating profits have not been met.

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

     During the fiscal years ended December 31, 1997 and December 31, 1996 (Fiscal 1997 and Fiscal 1996, respectively), GRS had revenues of approximately $239,929 and $60,092, respectively, from sales to an entity that is primarily owned by the George A. Nolan, Director of the Company and President of GRS.
In Fiscal 1997 and Fiscal 1996, GRS also had purchases of $36,536 and $9,583, respectively, from the same entity. As of December 31, 1997 and 1996, GRS had accounts receivable from this related entity of $142,616 and $50,612, respectively. This entity competes in some of the same markets and geographic areas as the Company's environmental consulting services business. The Company has implemented certain procedures with regard to this entity to ensure that there is no conflict of interest with the Company's businesses. The Chief Executive Officer is now responsible for reviewing and negotiating terms with this entity, as well as managing the credit limits and outstanding receivables on an on-going basis.

     During 1997, GRS signed a two-year licensing agreement with the same entity for two of this entity's proprietary products. The licensing agreement provides for the exclusive rights of GRS to market and sell these products, superceded only by the entity's own rights to sell its own product. In addition, the entity is required to purchase certain products exclusively from GRS in its own sale of these products to third parties. GRS is required to pay certain agreed upon royalty fees for each product which it sells directly to customers. As of December 31, 1997, no royalty payments were made to this entity under this licensing agreement from GRS.


PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1     Certificate of Incorporation of Registrant (6)

     3.2     By-Laws of the Registrant (6)

     3.3     Certificate of Merger (6)

     3.4     Agreement and Plan of Merger (6)

     3.5 Amendment of Certificate of Incorporation filed January 28, 1997 (8)

     3.6     Amendment of Certificate of Incorporation filed August 22, 1997

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

     10.17   1995 Employee Stock Purchase Plan (6)

     10.18   1996 Employee Stock Option Plan (7)

     10.19 Long Term Installment Note between First Fidelity Bank, N.A. and Groundwater Recovery Systems, Inc. dated October 1, 1995. (6)

     10.20 General Security Agreement between First Fidelity Bank, N.A. and Groundwater Recovery Systems, Inc. dated October 1, 1995. (6)

     10.21   Employment Agreement between Leak-X Environmental Corporation and
                John S. Gelles dated June 30, 1996. (8)

     10.22   Employment Agreement between Leak-X Environmental Corporation and
                William H. Gelles, Jr. dated June 30, 1996. (8)

     10.23   Preferred Stock Conversion Agreement by and among Leak-X
                Environmental Corporation, John S. Gelles and
                William H. Gelles, Jr., dated July 1, 1996. (8)

     10.24   Stock Option Agreement between Leak-X Environmental Corporation and
                William H. Gelles, Jr. dated June 30, 1996. (8)

     10.25   Stock Option Agreement between Leak-X Environmental Corporation and John S. Gelles dated June 30, 1996. (8)

     10.26   Amendment No. 1 to 10% Non-Negotiable Promissory Note between
                Leak-X Environmental Corporation and George A. Nolan dated November 13, 1996. (8)

     10.27   Amendment No. 1 to 10% Non-Negotiable Promissory Note between
                Leak-X Environmental Corporation and James G. Warburton dated November 13, 1996. (8)

     10.28   Revolving Credit Note between First Union National Bank and
                Leak-X Environmental Corporation dated June 27, 1996. (8)

     10.29   Revolving Credit Agreement between First Union National Bank and
                Leak-X Environmental Corporation dated June 27, 1996. (8)

     10.30   Waiver of Covenants - Revolving Credit Agreement and Term Loan
                Agreement between First Union National Bank and Leak-X Environmental Corporation dated April 9, 1997. (8)

     10.31   Salary Waiver dated May 12, 1997 between Leak-X Environmental
                Corporation and George A. Nolan.

     10.32    Salary Waiver dated May 12, 1997 between Leak-X Environmental
                Corporation and James G. Warburton.

     10.33    Lease between Lexicon Environmental Associates, Inc. and European
                American Bank dated September 1996.

     10.34    Financial Advisory Services Agreement between Leak-X Environmental
                Corporation and Andrew, Alexander Wise & Company dated January 1, 1997.

     10.35    Loan Modification Agreement between Leak-X Environmental
                Corporation and First Union National Bank dated January 5, 1998.

     10.36    Promissory Note from Lexicon Environmental Associates, Inc. and
                Groundwater Recovery Systems, Inc. payable to First Union National Bank dated January 5, 1998.

     10.37    1997 Employee Stock Option Plan (9)

     13.1     1997 Annual Report to Stockholders

     21.1     List of Subsidiaries of the Company.  (6)

     23.1     Consent of Independent Certified Public Accountants

     27.1     Financial Data Schedule


(1) Incorporated by reference from the initial filing of the Company's Registration Statement on Form S-18 (File No. 33-25369-NY) declared effective on February 14, 1989.

(2) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1992.

(3) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 1993.

(4) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 1994.

(5) Incorporated by reference from the Company's Form 8-K and Form 8-K/A-No. 1 dated September 29, 1995 filed on October 13, 1995 and October 27, 1995, respectively.

(6) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 1995.

(7) Incorporated by reference from the Company's Proxy Statement for Notice of Annual Meeting of Stockholders To Be Held on September 20, 1996.

(8) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 1996.

(9) Incorporated by reference from the Company's Proxy Statement for Notice of Annual Meeting of Stockholders To Be Held on August 21, 1997.


(b)  Reports on Form 8-K

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

                                      LEAK-X ENVIRONMENTAL CORPORATION

                                      By  /s/ Joyce A. Rizzo
                                      Joyce A. Rizzo
                                      Chief Executive Officer

                                      March 30, 1998
                                      Date

     In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of March, 1998.

        /s/ John S. Gelles                 /s/ Joyce A. Rizzo
       John S. Gelles                      Joyce A. Rizzo
       Chairman of the Board of Directors  Chief Executive Officer and Director

       /s/ William H. Gelles, Jr.          /s/ Robert D. Goldman
       William H. Gelles, Jr.              Robert D. Goldman
       President, Treasurer and Director   Secretary and Director

       /s/ James G. Warburton              /s/ George A. Nolan
       James G. Warburton                  George A. Nolan
       Director                            Director

       /s/ Timothy J. Mayette              /s/ Raymond W. Kane
       Timothy J. Mayette                  Raymond W. Kane
       Director                            Director

       /s/ Eileen E. Bartoli
       Eileen E. Bartoli
       Controller and Chief Financial Officer



                    EXHIBITS FILED WITH LEAK-X ENVIRONMENTAL CORPORATION

                                      FORM 10-KSB
                           FOR THE YEAR ENDED DECEMBER 31, 1997
                                      EXHIBIT INDEX

No.           Description

3.6           Amendment of Certificate of Incorporation filed August 22, 1997

10.31 Salary Waiver dated May 12, 1997 between Leak-X Environmental Corporation and George A. Nolan.

10.32 Salary Waiver dated May 12, 1997 between Leak-X Environmental Corporation and James G. Warburton.

10.33 Lease between Lexicon Environmental Associates, Inc. and European American Bank dated September 1996.

10.34 Financial Advisory Services Agreement between Leak-X Environmental Corporation and Andrew, Alexander Wise & Company dated January 1, 1997.

10.35 Loan Modification Agreement between Leak-X Environmental Corporation and First Union National Bank dated January 5, 1998.

10.36 Promissory Note from Lexicon Environmental Associates, Inc. and Groundwater Recovery Systems, Inc. payable to First Union National Bank dated January 5, 1998.

13.1          1997 Annual Report to Stockholders

23.1          Consent of Independent Certified Public Accountants

27.1          Financial Data Schedule