Form 10QSB
period 1998-03-31
LEAK X ENVIRONMENTAL CORPORATION
filed 1998-05-20
CIK 842697

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                       FORM 10-QSB


(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


 For Quarter Ended:                                   Commission File Number:
   March 31, 1998                                             0-17776


                     LEAK-X ENVIRONMENTAL CORPORATION
            (Exact name of Registrant as specified in its charter)


             Delaware                             23-2823596
 (State or other jurisdiction of      (IRS Employer Identification Number)
  incorporation or organization)


      790 East Market Street, Suite 270, West Chester, PA      19382
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

The number of shares of Common Stock, par value $.001 per share, outstanding as of May 12, 1998 is 1,219,645 shares.


                 LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                                INDEX TO FORM 10-QSB

                                   March 31, 1998


PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheet -
            March 31, 1998 and December 31, 1997

          Consolidated Statements of Operations -
            Three months ended March 31, 1998 and 1997

          Consolidated Statements of Cash Flows -
            Three months ended March 31, 1998 and 1997

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis or Plan of
            Operation


Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

          Signatures


                              CONSOLIDATED BALANCE SHEET
                  LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                                                  March 31,           December 31,
                                                    1998                 1997
                                                 (Unaudited)
ASSETS:
CURRENT ASSETS
   Cash and cash equivalents                   $     30,602      $     240,769
     Accounts receivable, net                     2,504,030          2,111,682
     Estimated earnings in excess of billings        23,155            117,749
     Inventory                                      299,432            267,733
     Other current assets                           138,680             78,454
     Net assets of discontinued operations          499,234            499,234
        TOTAL CURRENT ASSETS                      3,495,133          3,315,621

PROPERTY AND EQUIPMENT, NET                         149,084            158,024

OTHER ASSETS - Deposits                             117,672             82,488

        TOTAL ASSETS                           $  3,761,889       $  3,556,133


LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
     Accounts payable and accrued expenses     $  2,323,795       $  2,292,012
     Unearned revenue                               255,125            307,041
     Line of credit                                 607,000            422,000
     Note payable to directors                      100,000            100,000
     Current portion of long term debt               38,604             50,809
     Net liabilities of discontinued
        operations                                  425,032            440,114
       TOTAL CURRENT LIABILITIES               $  3,749,556       $  3,611,976

STOCKHOLDERS' EQUITY
     Common stock $.001 par value:
     5,000,000 shares authorized,
     1,219,645 issued and outstanding
        in 1998 and 1997                              1,220              1,220
     Additional paid-in capital                   8,308,015          8,308,015
     Accumulated deficit                         (8,296,902)        (8,365,078)
        TOTAL STOCKHOLDERS' EQUITY                   12,333            (55,843)

        TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                $  3,761,889      $   3,556,133

                       See notes to consolidated financial statements


                         CONSOLIDATED STATEMENTS OF OPERATIONS
                   LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                      (Unaudited)

                                              Three Months Ended March 31,
                                                 1998                  1997
Revenues:
         Service                            $   1,819,443        $  1,446,223
         Product                                  767,062             550,667
                                                2,586,505           1,996,890
Cost of Revenues:
         Service                                1,349,780           1,067,105
         Product                                  519,254             396,093
                                                1,869,034           1,463,198
Selling, general and
         administrative expenses                  635,997             580,440

Operating income (loss)                     $      81,474        $    (46,748)

Other income                                       (3,381)            (13,158)
Interest expense                                   15,858              19,189

Net income (loss) before taxes                     68,997             (52,779)

Income tax expense                                    821                 840

Net income (loss)                            $     68,176         $   (53,619)

Weighted average shares
     of common stock outstanding
                      Basic                     1,219,645           1,219,645
                      Diluted                   1,300,519           1,219,645

Net income (loss) per share
                      Basic                  $       0.06          $    (0.04)
                      Diluted                $       0.05          $    (0.04)

                     See notes to consolidated financial statements


                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                    LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                          (Unaudited)

                                               Three Months Ended March 31,
                                               1998                  1997
CASH FLOW FROM
     OPERATING ACTIVITIES:
       Net income (loss)                       $  68,176          $   (53,619)
       Adjustments to reconcile net loss
         to net cash provided (used) by
         operating activities:
               Depreciation                       17,400               17,400
               Goodwill amortization                   0               15,000
               Gain on sale of asset                   0               (3,824)
       Increase in accounts receivable          (392,348)            (463,161)
       Decrease in costs and estimated
         earnings in excess of billings           94,594               14,918
       (Increase) decrease in inventories        (31,699)              33,805
       Increase in other current assets          (60,226)             (77,780)
       Increase in accounts payable              146,648              173,013
       Increase (decrease) in billings
         in excess of cost                      (218,976)              89,278
       Increase in accrued expenses
         and other liabilities                    52,197                2,423
       Change in net assets of disc ops          (15,082)                (300)

NET CASH USED BY OPERATIONS                     (339,316)            (252,847)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditure                        (8,460)             (13,051)
       Sale of asset                                   0                8,500
       (Increase) decrease in other
         assets, net                             (35,184)                 107

NET CASH USED BY INVESTING ACTIVITIES            (43,644)              (4,444)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings on line of credit              185,000              250,000
       Payments on long-term debt                (12,207)             (12,206)
       Payments on notes payable
         to directors                                  0               (3,739)

NET CASH PROVIDED BY FINANCING ACTIVITIES        172,793              234,055


NET DECREASE  IN CASH                           (210,167)             (23,236)

CASH, beginning of the year                      240,769              156,617

CASH, end of the year                            $30,602             $133,381

                      See notes to consolidated financial statements


                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                       (UNAUDITED)


                               PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

Note 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements of Leak-X Environmental Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants (see Note 4).

Note 2.  Financial Matters

     Total interest expense for the three months ended March 31, 1998 and March 31, 1997 was $15,858 and $19,189, respectively.

Note 3.  Discontinued Operations

     Net assets of discontinued operations at March 31, 1998 consist of accounts receivable of $499,234. Net liabilities of discontinued operations at March 31, 1998 include accounts payable and accrued expenses of $346,251 and $78,781, respectively.

Note 4.  Income from Continuing Operations per Share

     The following is a reconciliation of the numerator and denominator underlying the income from continuing operations per share calculations:

                                             Three Months ended March 31, 1998
                                           Income         Shares       Per Share
                                         (Numerator)  (Denominator)      Amount

Income from Continuing operations
     available to common stockholders      $68,176       1,219,645       $0.06

Effect of dilutive securities:
     Incremental shares of assumed
          conversions of options                            80,874

Diluted income from continuing operations
     available to common stockholders
     and assumed conversions               $68,176       1,300,519       $0.05

          The reconciliation for the three months ended March 31, 1997 has not been presented since any incremental shares converted would be anti-dilutive to the net loss for such three months then ended.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

Quarter ended March 31, 1998 compared to the Quarter ended March 31, 1997

     Net revenue increased 30% to $2,586,505 for the quarter ended March 31, 1998 (the "1998 Quarter") compared to $1,996,890 for the quarter ended March 31, 1997 (the "1997 Quarter"). The increase in revenues is attributable to a 26% increase in environmental consulting services and a 39% increase in sales at the Company's groundwater remediation business.

     The Company's showed a 1% improvement in gross margin to 28% for the 1998 Quarter as compared to a gross margin of 27% in the 1997 Quarter. The improvement is primarily attributable to improved margins at the Company's groundwater remediation business resulting from increased sales and a continuing cost containment program.

     Selling, general and administrative ("SG&A") expenses increased $55,557 to $635,997 for the 1998 Quarter, as compared to $580,440 in the 1997 Quarter. This increase is primarily attributable to an investment made in the Company's new environmental monitoring services. In addition, the Company had significantly reduced SG&A expenses in the 1997 Quarter through personnel layoffs and partial waivers of two officers' salaries which did not occur in the 1998 Quarter. The Company continues to use available resources to pursue its growth and acquisition strategy.

     Net income in the 1998 Quarter was $68,176 as compared to a net loss of $53,619 in the 1997 Quarter. The significant improvement is attributable to higher sales and increased personnel utilization for environmental services. The Company incurred lower interest expense of $15,858 in the 1998 Quarter, as compared to $19,189 in the 1997 Quarter due to lower interest rates on the use of debt in the 1998 Quarter.

Liquidity and Capital Resources

     The Company utilized $339,316 in cash from operating activities in the 1998 Quarter as compared to utilizing $252,847 in the 1997 Quarter. The primary change in the utilization of cash from operating activities was the decrease in billings in excess of cost in the 1998 Quarter.

     Net cash used by investing activities in the 1998 Quarter was $43,644 as compared to $4,444 net cash used in the 1997 Quarter. Capital expenditures, which were primarily for computer equipment, remained consistent. The 1998 Quarter included $35,184 for an investment in the expansion of an existing product line and the 1997 Quarter included $8,500 of cash received from the sale of an asset.

     Net cash provided by financing activities was $172,793 in the 1998 Quarter as compared to $234,055 in the 1997 Quarter. During the 1998 and 1997 Quarters, the Company borrowed $185,000 and $250,000, respectively, on its line of credit in order to support ongoing operations. The first quarter is typically the lowest cash receipt period for the Company. The Company continued to make scheduled payments on its long-term debt in the 1998 Quarter and 1997 Quarter.

     The Company's working capital deficit decreased to $254,354 at March 31, 1998 from $296,355 at December 31, 1997. The working capital deficit is primarily attributable to an increase in the Company's bank borrowing in order to support the Company's increased growth in revenues.

     Backlog at March 31, 1998 was $5,900,000 which is consistent with the level at December 31, 1997 of $5,800,000, primarily as a result of additional backlog being recognized at the same rate as the sales for the 1998 Quarter. The Company believes that all of the current backlog will be completed in 1998, although, no assurance of this can be given. Much of the Company's backlog is subject to termination at will and rescheduling without significant penalty.

     On May 12, 1997, the Company entered into an agreement with George A. Nolan and James G. Warburton, Officers of the Company's groundwater remediation subsidiary and Directors of the Company, to waive a total of $52,005 each for the period January 1, 1997 through September 30, 1997. The agreement required aggregate payments of $61,770 to be made on the notes payable to Messrs. Nolan and Warburton for the same period. Messrs. Nolan and Warburton waived a total of $10,360 each in salary and $975 each in office expense for the 1997 Quarter.

     On February 26, 1998, the Company received a notice from The Nasdaq Stock Market, Inc. stating that the Company was not in compliance with the new tangible net worth requirement, pursuant to the NASD Marketplace Rules, which became effective on February 23, 1998. The Company has requested a temporary exception to the new requirements by requesting a hearing through a written submission. If the Company's written submission supporting the argument in favor of an exception is not satisfactory, the Company's common stock will be scheduled for delisting from the Nasdaq Stock Market subject to the Company's opportunity to request an oral hearing.

     Management has maintained control of overhead expenses and operating margins. However, there is no assurance that the cost controlling measures will be sufficient to permit the Company to meet its financial obligations while providing capital for ongoing operations.

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

     The statements contained herein include forward looking statements that involve a number of risks and uncertainties. In addition to the facts discussed, among the other factors that could cause actual results to differ materially are the following: enforcement of environmental regulations, business conditions and growth in the industry and general economy; competitive factors, such as rival designs and prices; inventory risks due to shifts in market demand; changes in sales mix; and the risk factors listed from time to time in the Company's SEC reports.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     (27)  Financial Data Schedule

(b)  Reports on Form 8-K:

     None.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 20, 1998

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