Form 10QSB
period 1998-06-30
LEAK X ENVIRONMENTAL CORPORATION
filed 1998-08-19
CIK 842697

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB


(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                                    Commission File Number:
  June 30, 1998                                                0-17776


                         LEAK-X ENVIRONMENTAL CORPORATION
               (Exact name of Registrant as specified in its charter)


            Delaware                                               23-2823596
(State or other jurisdiction of                         (IRS Employer Identi-
 incorporation or organization)                          fication Number)


           790 East Market Street, Suite 270, West Chester, PA    19382
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

The number of shares of Common Stock, par value $.001 per share, outstanding as of August 14, 1998 is 1,219,645 shares.


                             CONSOLIDATED BALANCE SHEET
                   LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                                                     June 30,           December 31,
                                                      1998                 1997
                                                    (Unaudited)
ASSETS:
CURRENT ASSETS
    Cash and cash equivalents                       $   150,948         $   240,769
    Accounts receivable, net                          2,188,140           2,111,682
    Estimated earnings in excess of billings             25,337             117,749
    Inventory                                           190,817             267,733
    Other current assets                                130,281              78,454
    Net assets of discontinued operations               499,234             499,234
           TOTAL CURRENT ASSETS                     $ 3,184,757         $ 3,315,621

PROPERTY AND EQUIPMENT, NET                             137,565             158,024

OTHER ASSETS - Deposits                                 126,004              82,488

            TOTAL ASSETS                            $ 3,448,326         $ 3,556,133


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES
    Accounts payable and accrued expense            $ 2,312,797         $ 2,292,012
    Unearned revenue                                     32,380             307,041
    Line of credit                                      607,000             422,000
    Note payable to directors                           100,000             100,000
    Current portion of long term debt                    26,187              50,809
    Net liabilities of discontinued operations          417,354             440,114
           TOTAL CURRENT LIABILITIES                $ 3,495,718         $ 3,611,976

STOCKHOLDERS' EQUITY
  Common stock $.001 par value:
  5,000,000 shares authorized,
1,219,645 issued and outstanding in 1998 and 1997         1,220               1,220
   Additional paid-in capital                         8,308,015           8,308,015
   Accumulated deficit                               (8,356,627)         (8,365,078)
    TOTAL STOCKHOLDERS' EQUITY                          (47,392)            (55,843)

      TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                      $ 3,448,326         $ 3,556,133

                 See notes to consolidated financial statements.


                               CONSOLIDATED STATEMENTS OF OPERATIONS
                          LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                            (Unaudited)

                                                    Three Months Ended June 30,
                                                    1998               1997
Revenues:
        Service                                     $ 1,568,144       $ 1,840,897
        Product                                         736,390           584,708
                                                      2,304,534         2,425,605
Cost of Revenues:
        Service                                       1,126,404         1,445,095
        Product                                         574,607           365,457
                                                      1,701,011         1,810,552
Selling, general and
      administrative expenses                           643,945           587,939

Operating income (loss)                             $   (40,422)      $    27,114

Other income                                               (796)           (2,792)
Interest expense                                         19,278            17,773

Net income (loss) before taxes                          (58,904)           12,133

Income tax expense                                          821               840

Net income (loss)                                  $    (59,725)      $    11,293


Weighted average shares of common
    stock outstanding        Basic                    1,219,645         1,219,645
                             Diluted                  1,219,645         1,287,060

    Net income (loss) per share
                             Basic                       ($0.05)            $0.01
                             Diluted                     ($0.05)            $0.01

                 See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                       (Unaudited)


                                                   Six Months Ended June 30,
                                                    1998              1997
Revenues:
   Service                                         $ 3,387,587        $ 3,287,120
   Product                                            1,503,452         1,135,375
                                                      4,891,039         4,422,495
Cost of Revenues:
   Service                                            2,476,184         2,512,200
   Product                                            1,093,861           761,550
                                                      3,570,045         3,273,750
Selling, general and
   administrative expenses                            1,279,942         1,168,380

Operating income (loss)                             $    41,052       $   (19,635)

Other income                                             (4,177)          (15,951)
Interest expense                                         35,136            36,962

Net income (loss) before taxes                           10,093           (40,646)

Income tax expense                                        1,642             1,680

Net income (loss)                                    $    8,451       $   (42,326)


Weighted average shares of common
   stock outstanding        Basic                     1,219,645         1,219,645
                            Diluted                   1,293,401         1,219,645

   Net income (loss) per share
                            Basic                         $0.01            ($0.03)
                            Diluted                       $0.01            ($0.03)

       See notes to consolidated financial statements.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                            (Unaudited)

                                                       Six Months Ended June 30,
                                                         1998              1997
CASH FLOW FROM
   OPERATING ACTIVITIES:
       Net income (loss)                                 $   8,451         ($  42,326)
       Adjustments to reconcile net income (loss)
            to net cash used by operating activities:
            Depreciation                                    34,800             34,800
            Goodwill amortization                                0             30,000
            Gain on sale of asset                                0             (4,831)
       Increase in accounts receivable                     (76,458)          (705,801)
       (Increase) decrease in estimated
            earnings in excess of bill                      92,412            (51,035)
       Decrease in inventories                              76,916             59,422
       Increase in other current assets                    (51,827)           (41,402)
       Increase (decrease) in accounts payable             (83,727)           761,015
       Decrease in unearned revenue                       (274,661)            (9,100)
       Increase in accrued expenses
             and other liabilities                         104,512              2,880
       Change in net assets of discontinued operations     (22,760)           (24,993)

NET CASH PROVIDED (USED) BY OPERATIONS                    (192,342)             8,629

CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures                                (14,341)           (18,265)
       Sale of asset                                             0             14,079
       (Increase) decrease in other assets, net            (43,516)               213

NET CASH USED BY INVESTING ACTIVITIES                      (57,857)            (3,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings on line of credit                        185,000            200,000
       Payments on long-term debt                          (24,622)           (29,210)
       Payments on notes payable to directors                    0            (35,297)

NET CASH PROVIDED BY FINANCING ACTIVITIES                  160,378            135,493


NET INCREASE (DECREASE) IN CASH                            (89,821)           140,149

CASH, beginning of the period                              240,769            156,617

CASH, end of the period                                  $ 150,948          $ 296,766

            See notes to consolidated financial statements.


                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                     (UNAUDITED)


                           PART I.  FINANCIAL INFORMATION


Item 1.     Financial Statements

Note 1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements of Leak-X Environmental Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants (see Note 4).

Note 2.   Financial Matters

     Total interest expense for the six months ended June 30, 1998 and June 30, 1997 was $35,136 and $42,847, respectively.

Note 3.  Discontinued Operations

     Net assets of discontinued operations at June 30, 1998 consist of accounts receivable of $499,234. Net liabilities of discontinued operations at June 30, 1998 include accounts payable and accrued expenses of $346,251 and $71,103, respectively.

Note 4.  Income from Continuing Operations per Share

     The following is a reconciliation of the numerator and denominator underlying the income from continuing operations per share calculations:

                                           Three Months Ended June 30, 1997
                                           Income         Shares         Per Share
                                           (Numerator)    (Denominator)  Amount
Income from continuing operations
available to common stockholders           $11,293        $1,219,645     $0.01

Effect of dilutive securities:
   Incremental shares of assumed
   conversions of options                   67,415

Diluted income from continuing
operations available to common
stockholders and assumed
conversions                                $11,293       $1,287,060      $0.01


                                              Six Months Ended June 30, 1998
                                           Income        Shares           Per Share
                                           (Numerator)   (Denominator)    Amount
Income from continuing operations
available to common stockholders           $ 8,451       $1,219,645      $0.01

Effect of dilutive securities:
   Incremental shares of assumed
   conversions of options                   73,756

Diluted income from continuing
operations available to common
stockholders and assumed
conversions                                $ 8,451      $1,293,401       $0.01

     Because the Company incurred net losses for the three months ended June 30, 1998 and the six months ended June 30, 1997, the reconciliation for those periods have not been presented since any incremental shares converted would be anti-dilutive to the net loss for the respective periods then ended.

Note 5.  Line of Credit

     On July 8, 1998, the Company signed a Loan Modification Agreement (the "Modification Agreement") to the Company's Revolving Credit Agreement (the "Credit Agreement") with First Union National Bank. The Modification Agreement extended the Credit Agreement from July 1, 1998 to December 31, 1998. All other terms of the Credit Agreement remained unchanged. The Company had $143,000 of available borrowing under the Credit Agreement at June 30, 1998.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

Quarter Ended June 30, 1998 Compared to the Quarter Ended June 30, 1997

     Net revenue decreased 5% to $2,304,534 for the quarter ended June 30, 1998 (the "1998 Quarter") compared to $2,425,605 for the quarter ended June 30, 1997 (the "1997 Quarter"). The decrease in revenues is attributable to a decrease in environmental consulting services due to lower volume of construction management services.

     The Company's gross margin remained consistent at 26% in the 1998 Quarter as compared to a gross margin of 25% in the 1997 Quarter. The Company's environmental consulting business attained 12% higher gross margin, however, the improvement was offset by a 27% decrease in gross margin at the Company's groundwater remediation business primarily due to higher production costs.

     Selling, general and administrative ("SG&A") expenses increased $56,006 to $643,945 for the 1998 Quarter, as compared to $587,939 in the 1997
Quarter. This increase is partly attributable to the investment being made in the Company's new environmental monitoring services in the 1998 Quarter. In addition, the Company had reduced SG&A expenses in the 1997 Quarter through partial waivers of two officers' salaries of $11,335 in the aggregate which did not occur in the 1998 Quarter. This was offset, in part, by the elimination of goodwill amortization in the 1998 Quarter as compared to $15,000 of goodwill amortization in the 1997 Quarter. The Company continues to use available resources to pursue its growth.

     The net loss in the 1998 Quarter was $59,725 as compared to net income of $11,293 in the 1997 Quarter. The change is attributable to losses incurred at the Company's groundwater remediation business. The Company incurred higher interest expense of $19,278 in the 1998 Quarter, as compared to $17,773 in the 1997 Quarter due to a higher use of debt in the 1998 Quarter.

Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997

     Net revenue increased 11% to $4,891,039 for the six months ended June 30, 1998 (the "1998 Period") compared to $4,422,495 for the six months ended June 30, 1997 (the "1997 Period"). The increase in revenues is primarily attributable to a 32% increase in sales at the Company's groundwater remediation business due to a higher demand for remediation systems. Revenues for the Company's environmental consulting services remained consistent.

     The Company's gross margin remained relatively consistent at 27% for the 1998 Period as compared to a gross margin of 26% in the 1997 Period.

     SG&A expenses increased $111,562 to $1,279,942 for the 1998 Period, as compared to $1,168,380 in the 1997 Period. This increase is partly attributable to the investment being made in the Company's new environmental monitoring services. In addition, the Company had significantly reduced SG&A expenses in the 1997 Period through partial waivers of two officers' salaries of $61,940 in the aggregate which did not occur in the 1998 Period. This was offset, in part, by the elimination of goodwill amortization in the 1998 Period as compared to $30,000 of goodwill amortization in the 1997 Period.

     Net income in the 1998 Period was $8,451 as compared to a net loss of $42,326 in the 1997 Period. The improvement is attributable to a 30% increase in net income in the Company's environmental service business. The Company incurred slightly lower interest expense of $35,136 in the 1998 Period, as compared to $36,962 in the 1997 Period.

Liquidity and Capital Resources

     The Company utilized $192,342 of cash from operating activities in the 1998 Period as compared to providing $8,629 in the 1997 Period. The primary change in the utilization of cash from operating activities was the decrease in unearned revenue (i.e., monies received in advance of services performed) in the 1998 Period.

     Net cash used by investing activities in the 1998 Period was $57,857 as compared to $3,973 net cash used in the 1997 Period. Capital expenditures, which were primarily for computer equipment, remained relatively consistent. The 1998 Period included $43,516 for an investment in the expansion of an existing product line and the 1997 Period included $14,079 of cash received from the sale of an asset.

     Net cash provided by financing activities was $160,378 in the 1998
Period as compared to $135,493 in the 1997 Period. During the 1998 and 1997 Periods, the Company borrowed $185,000 and $200,000, respectively, on its line of credit in order to support ongoing operations. The Company paid out $35,297 on the notes payable to directors in the 1997 Period. The Company continued to make scheduled payments on its long-term debt in the 1998 Period and 1997 Period.

     The Company's working capital deficit was consistent at $310,961 at June 30, 1998 as compared to $296,355 at December 31, 1997. Even though the working capital deficit remained consistent, the Company did increase its bank borrowings in order to support the Company's ongoing operations.

     Backlog at June 30, 1998 was $4,800,000 which is lower than the level at December 31, 1997 of $5,800,000, primarily as a result of a higher percentage of completion of ongoing projects which were booked at the beginning of the fiscal year. The Company believes that all of the current backlog will be
completed in 1998, although no assurance of this can be given.   Much of the
Company's backlog is subject to termination at will and rescheduling without significant penalty.

     The Company has upgraded its internal computerized information systems to ensure that it is able to accurately process information that may be date sensitive and to be Year 2000 compliant. The Company is in the process of evaluation of compliance with the Year 2000 by its primary suppliers and customers. The potential does exist that if customers of the Company are not Year 2000 compliant, payments to the Company in the first quarter of the Year 2000 could be delayed until the customers are able to correct their Year 2000 compliance deficiencies.

     In May 1998, the Company received a notice from The Nasdaq Stock Market, Inc. stating that the Company was not in compliance with the new tangible net worth requirement, pursuant to the NASD Marketplace Rules, which became effective on February 23, 1998. The Company's common stock was delisted from the Nasdaq SmallCap Market as of June 8, 1998.

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


Dated:     August 19, 1998

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