Form 10QSB
period 1998-09-30
LEAK X ENVIRONMENTAL CORPORATION
filed 1998-11-16
CIK 842697

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-QSB


(X)     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


( )     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
        OF THE EXCHANGE ACT


For The Quarterly Period Ended:                       Commission File Number:
     September 30, 1998                                         0-17776

                       LEAK-X ENVIRONMENTAL CORPORATION
      (Exact name of Small Business Issuer as specified in Its Charter)

               Delaware                         23-2823596
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

The number of shares of Common Stock, par value $.001 per share, outstanding as of November 13, 1998 is 988,876 shares.

Transitional Small Business Disclosure Format:      Yes     No  X


                              CONSOLIDATED BALANCE SHEET
                   LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                                                    September 30,   December 31,
                                                        1998            1997
                                                     (Unaudited)
ASSETS:
CURRENT ASSETS
         Cash and cash equivalents                  $    224,799    $    240,769
         Accounts receivable, net                      1,323,572       2,111,682
         Estimated earnings in
             excess of billings                           93,708         117,749
         Inventory                                     ----------        267,733
         Other current assets                             88,018          78,454
         Net assets of discontinued operations           499,234         499,234
         TOTAL CURRENT ASSETS                          2,229,331       3,315,621

PROPERTY AND EQUIPMENT, NET                               90,635         158,024

OTHER ASSETS - Deposits                                  122,123          82,488

                  TOTAL ASSETS                      $  2,442,089    $  3,556,133


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES
         Accounts payable and accrued expenses      $  2,019,790    $  2,292,012
         Unearned revenue                                  9,460         307,041
         Line of credit                                  457,000         422,000
         Note payable to directors                     ----------        100,000
         Current portion of long term debt             ----------         50,809
         Net liabilities of discontinued operations      412,532         440,114
          TOTAL CURRENT LIABILITIES                 $  2,898,782       3,611,976

LONG-TERM DEBT                                           150,000       ---------

STOCKHOLDERS' EQUITY
         Common stock $.001 par value:
         5,000,000 shares authorized, 988,876
         and 1,219,645 issued and outstanding
         in 1998 and 1997, respectively                      989           1,220
         Additional paid-in capital                    8,308,246       8,308,015
         Accumulated deficit                          (8,915,928)     (8,365,078)
         TOTAL STOCKHOLDERS' EQUITY                     (606,693)        (55,843)

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                     $  2,442,089    $  3,556,133


                      See notes for consolidated balance sheets.


                           CONSOLIDATED STATEMENTS OF OPERATIONS
                     LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                         (Unaudited)
                                              Three Months Ended September 30,
                                                      1998               1997
Revenues                                         $  1,578,994       $  2,237,358
Cost of revenues                                    1,109,138          1,813,663
Gross profit                                          469,856            423,695

Selling, general and
         administrative expenses                      440,411            441,101

Operating income (loss)                                29,445            (17,406)

Other (income) expense                                    455             (3,343)
Interest expense                                        3,176              3,704

Net income (loss) before taxes and                     25,814            (17,767)
         discontinued operations

Income tax expense                                        821              1,018

Net income (loss) before                               24,993            (18,785)
         discontinued operations

Discontinued Operations:
         Operating Income (Loss)                      (142,472)           22,937
         Loss on Sale of Discontinued Operations      (441,665)          -------
                                                      (584,137)           22,937

Net Income (loss)                                 $   (559,144)     $      4,152

Weighted average number of shares of common
         stock outstanding
                          Basic                      1,217,137         1,219,645
                          Diluted                    1,217,137         1,219,645

Net income (loss) per share:
         Basic:     Continuing operations                 0.02            (0.02)
                    Discontinued operations              (0.12)            0.02
                    Loss on sale of discontinued ops     (0.36)            0.00
                    Total Basic                          (0.46)            0.00

         Diluted:   Continuing operations                 0.02            (0.02)
                    Discontinued operations              (0.12)            0.02
                    Loss on sale of discontinued ops     (0.36)            0.00
                    Total Diluted                        (0.46)            0.00

               See notes for consolidated balance sheets.


                          CONSOLIDATED STATEMENTS OF OPERATIONS
                   LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                         (Unaudited)

                                                Nine Months Ended September 30,
                                                      1998               1997

Revenues                                          $  4,966,581      $  5,524,477
Cost of revenues                                     3,585,322         4,325,862
Gross profit                                         1,381,259         1,198,615

Selling, general and administrative expense   s      1,293,019         1,235,216

Operating income (loss)                                 88,240           (36,601)

Other income                                            (3,733)           (8,348)
Interest expense                                        10,184            12,877

Net income (loss) before taxes and                      81,789           (41,130)
         discontinued operations

Income tax expense                                       2,463             2,698

Net income (loss) before                                79,326           (43,828)
         discontinued operations

Discontinued Operations:
         Operating Income (Loss)                      (188,511)            5,655
         Loss on Sale of Discontinued Operation       (441,665)           ------
                                                      (630,176)            5,655

Net Loss                                          $   (550,850)     $    (38,174)

Weighted average number of shares of common
         stock outstanding
                 Basic                               1,218,800         1,219,645
                 Diluted                             1,291,674         1,219,645

Net income (loss) per share:
         Basic:  Continuing operations                    0.07            (0.04)
                 Discontinued operations                 (0.16)            0.00
                 Loss on sale of discontinued ops        (0.36)            0.00
                 Total Basic                             (0.45)           (0.04)

    Diluted:     Continuing operations                    0.06            (0.04)
                 Discontinued operations                 (0.16)            0.00
                 Loss on sale of discontinued ops        (0.36)            0.00
                 Total Diluted                           (0.46)           (0.04)


               See notes for consolidated balance sheet.



                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                      LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                       (Unaudited)

                                                           Nine Months Ended September 30,
                                                                1998               1997
CASH FLOW FROM
     OPERATING ACTIVITIES:
         Net loss                                           $   (550,850)     $    (38,174)
         Adjustments to reconcile net loss
          to net cash used by operating activities:
               Depreciation                                       46,766            52,202
               Goodwill amortization                           ----------           45,000
               (Gain) loss on sale of assets                       1,794            (4,831)
               Loss on sale of GRS (See Note 4)                  441,665         ----------
         (Increase) decrease in accounts receivable              314,168          (813,631)
         (Increase) decrease in estimated
               earnings in excess of billings                     24,041           (42,437)
         Decrease in inventories                                  63,545           176,832
         Increase in other current assets                        (45,510)          (51,664)
         Increase (decrease) in accounts payable                (128,019)          694,655
         Decrease in unearned revenue                           (272,751)         (101,233)
         Increase (decrease) in accrued expenses
                and other liabilities                             55,671            (7,340)
         Change in net assets of discontinued operations         (27,582)          (43,666)

NET CASH USED BY OPERATIONS                                      (77,062)         (134,287)

CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                    (17,012)          (23,224)
         Sale of asset                                             2,593            14,079
         Sale of GRS (See Note 4)                                127,781         ----------
         Increase in other assets, net                           (49,862)          (25,242)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                  63,500           (34,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Borrowings on line of credit                            185,000           200,000
         Repayments on line of credit                           (150,000)        ----------
         Payments on long-term debt                              (37,408)          (40,957)
         Payments on notes payable to directors                        0           (61,770)

NET CASH PROVIDED (USED) BY
         FINANCING ACTIVITIES                                     (2,408)           97,273


NET INCREASE DECREASE IN CASH                                    (15,970)          (71,401)

CASH, beginning of the period                                    240,769           156,617

CASH, end of the period                                          224,799            85,216

SUPPLEMENTAL CASH FLOW INFORMATION:

Sale of Groundwater Recovery Systems, Inc.
(Note 4)
     Non-cash (assets) liabilities
         Accounts receivable, net                               (473,942)       -----------
         Inventory                                              (204,188)       -----------
         Other current assets                                    (35,946)       -----------
         Property, plant & equipment                             (33,247)       -----------
         Other assets                                            (10,227)       -----------
         Accounts payable, accrued expenses and
         other current liabilities                               388,104        -----------
         Forgiveness of Note Payable                             100,000        -----------
         Deferred payout                                        (300,000)       -----------

         Net liabilities assumed                                (569,446)       -----------


                        See notes to consolidated balance sheets.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                            (UNAUDITED)

                                PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

Note 1.   Basis of Presentation

General

     The accompanying unaudited consolidated financial statements of Leak-X Environmental Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

     Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants. Outstanding options and warrants have not been included in the computation of per share data in the three month period ended September 30, 1998 or the three and nine month periods ended September 30, 1997 as they would be immaterial or anti-dilutive, respectively.

Note 2.   Financial Matters

     Total interest expense for the nine months ended September 30, 1998 and September 30, 1997 was $52,263 and $52,893, respectively.

Note 3.  Discontinued Operations

     Net assets and net liabilities of discontinued operations refer to the accounts of Gaservice Maintenance Corporation, a wholly-owned subsidiary of
the Company, which was discontinued as of March 31, 1995.   Net assets of
discontinued operations at September 30, 1998 consist of accounts receivable of $499,234. Net liabilities of discontinued operations at September 30, 1998 include accounts payable and accrued expenses of $346,314 and $66,218, respectively.

Note 4. Sale of Groundwater Recovery Systems, Inc.

     On September 30, 1998, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with George A. Nolan and James G. Warburton (the "Purchasers") and Groundwater Recovery Systems, Inc. ("GRS"). Under the Stock Purchase Agreement, the Purchasers acquired all the outstanding stock of GRS, a wholly-owned subsidiary of the Company. GRS is involved in the manufacture of groundwater remediation equipment.

     Pursuant to the Stock Purchase Agreement, the Company received from the
Purchasers: (i) $150,000 which was paid to First Union National Bank ("First Union") to reduce the Company's obligation under the Company's $750,000 Promissory Note and Loan Agreement with First Union dated July 9, 1998 (the "Loan Documents"), (ii) $9,268.55 which was paid to First Union for the balance of the Company's obligation under a promissory note made by GRS to First Union (the "GRS Note"), (iii) certificates representing an aggregate of 230,768 shares of the Company's Common Stock issued in the names of the Purchasers which were canceled, (iv) promissory notes payable to the Purchasers with balances as of September 30, 1998 of $100,000 in the aggregate which were canceled and (v) outstanding stock option agreements issued in the names of the Purchasers to acquire 30,000 shares of the Company's common stock which were canceled.

     In return, the Purchasers received from the Company: (i) all of the outstanding stock of GRS and (ii) a consent executed by First Union indicating
(a) the removal of GRS as a co-borrower under the Company's Loan Documents and (b) the removal of GRS as a borrower under the GRS Note. The Purchasers will also receive a monthly payment of $6,250 each for a period of 24 months commencing November 1, 1998 which represents reduced severance payments under the Purchasers' employment agreements which were terminated in connection with the sale of GRS.

     The operations of GRS have been reclassified to discontinued operations on the consolidated statements of operations for the three months and nine months ended September 30, 1998 and September 30, 1997.

     The loss on the sale of GRS consists of the following:

          Net liabilities sold                     215,335
          Forgiveness of notes payable             100,000
          Cash received                            150,000
          Line of credit assumed                 ($607,000)
          Post-closing payments                  ($300,000)

          Net loss on sale of GRS                ($441,665)

Note 5.  Line of Credit

     On July 8, 1998, the Company renewed its Revolving Credit Agreement (the "Credit Agreement") with First Union National Bank. The Agreement extended the Company's Credit Agreement to December 31, 1998. All other terms of the existing Credit Agreement remained unchanged. The Company had $293,000 of available borrowing at September 30, 1998.

Note 6.  Income from Continuing Operations per Share

     The following is a reconciliation of the numerator and denominator underlying the income from continuing operations per share calculations:

                                        Nine Months Ended September 30, 1998
                                      Income            Shares          Per Share
                                      (Numerator)       (Denominator)    Amount

Income from continuing
operations available to
common stockholders                    $79,326          1,218,800         $0.07

Effect of dilutive securities:
  Incremental shares of assumed
  conversions of options                                   72,874

Diluted income from continuing
operations available to common
stockholders and assumed
conversions                            $79,326          1,291,674         $0.06

The reconciliations for the three month period ended September 30, 1998 and the three and nine month periods ended September 30, 1997 have not been presented since any incremental shares converted would be immaterial or anti-dilutive, respectively.

Note 7.  Stockholders' Equity

     In connection with the sale of GRS, the Company canceled 230,768 shares of common stock as described in Note 4 above.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

     For purposes of comparability, the results of operations of GRS have been reclassified to discontinued operations for the three months and the nine months ended September 30, 1997.

Quarter ended September 30, 1998 compared to the Quarter ended September 30,
1997

      The Company reported income from continuing operations of $24,993, or $0.02 per share for the quarter ended September 30, 1998 (the "1998 Quarter"), as compared to a loss from continuing operations of $18,785, or ($0.02) per share for the quarter ended September 30, 1997 (the "1997 Quarter"). This improvement is primarily a result of an increase in gross margins. The Company's gross margin improved to 30% for the 1998 Quarter as compared to a gross margin of 19% in the 1997 Quarter due to the greater percentage of professional services revenue which has a higher gross margin than construction management services.

     Net revenue decreased 29% to $1,578,994 for the 1998 Quarter compared to $2,237,358 for the 1997 Quarter. The decrease in revenues is attributable to a $767,987 decrease in construction management service revenues in the 1998 Quarter, partially offset by an increase of $109,623 in more profitable professional service revenues. The Company anticipated the decrease in construction management services which result from the culmination of a ten-year period in December 1998 for compliance with certain environmental regulations. However, the Company expects there will be continuing compliance work related to these regulations over the next two years. As fewer of the Company's revenues are derived from construction management services, the Company is seeking to expand its more profitable professional service revenues in the traditional environmental assessment and innovative monitoring services areas.

     Selling, general and administrative expenses ("SG&A expenses") remained consistent at $440,411 for the 1998 Quarter, as compared to $441,101 in the 1997 Quarter. SG&A expenses increased 4%, or $12,881 at the Company's environmental consulting business due to the investment in a new line of services, which were partly offset by the elimination of expenses associated with the closing of an office located in New Hampshire. Corporate overhead decreased $13,571 due to the initiation of a cost containment program to reduce or eliminate unnecessary corporate expenses.

     The Company incurred lower interest expense of $3,176 in the 1998 Quarter, as compared to $3,704 in the 1997 Quarter due to lower interest rates in the 1998 Quarter. The 1998 Quarter also includes a loss on discontinued operations of $142,472 and a loss on the sale of discontinued operations of $441,665 due to the sale of GRS on September 30, 1998. The loss on discontinued operations represents the operating loss incurred by GRS for the 1998 Quarter. The loss on the sale of GRS consists of the assumption of a line of credit balance and post-closing payments to be made, which were partly offset by cash received, forgiveness of notes payable and the sale of the net liabilities of GRS.

Nine Months ended September 30, 1998 compared to the Nine Months ended September 30, 1997

     The Company reported income from continuing operations of $79,326, or $0.07 per share for the nine months ended September 30, 1998
(the "1998 Period"), as compared to a loss from continuing operations of $43,828, or ($0.04) per share for the nine months ended September 30, 1997 (the "1997 Period"). This improvement is primarily a result of an increase in gross margins. The Company's gross margin increased to 28% for the 1998 Period as compared to a gross margin of 22% in the 1997 Period. The improvement in the gross margin is primarily a result of a greater percentage of professional services revenue which has a higher gross margin than construction management services.

     Net revenue decreased 10% to $4,966,581 for 1998 Period compared to $5,524,477 for the 1997 Period. The decrease in revenues is attributable to a $1,002,529 decrease in construction management services revenues, offset by a $444,633 increase in more profitable professional services revenue. The Company anticipated the decrease in construction management services which result from the culmination of a ten-year period in December 1998 for compliance with certain environmental regulations. However, the Company expects there will be continuing compliance work related to these regulations over the next two years. As fewer of the Company's revenues are derived from construction management services, the Company is seeking to expand its more profitable professional service revenues in the traditional environmental assessment and innovative monitoring services areas.

     SG&A expenses increased $57,803 to $1,293,019 in the 1998 Period, as compared to $1,235,216 in the 1997 Period. SG&A expenses increased $99,316 at the Company's environmental consulting business primarily as a result of an investment in a new environmental monitoring program. Corporate overhead decreased $41,513 as a result of the elimination of goodwill amortization in the 1998 Period.

     The Company incurred lower interest expense of $10,184 in the 1998 Period, as compared to $12,877 in the 1997 Period due to lower average outstanding debt at lower interest rates in the 1998 Period. The 1998 Period also includes a loss on discontinued operations of $188,511 and a loss on the sale of discontinued operations of $441,665 due to the sale of GRS on September 30, 1998. The loss on discontinued operations represents the operating loss incurred by GRS for the 1998 Period. The loss on the sale of GRS consists of the assumption of a line of credit balance, post-closing payments to be made, which were partly offset by cash received, forgiveness of notes payable and the sale of the net liabilities of GRS.

Liquidity and Capital Resources

     The Company used $77,062 of cash in operating activities during the 1998 Period as compared to using $134,287 in the 1997 Period. The primary difference in the utilization of cash from operating activities was a $314,168 decrease in accounts receivable in the 1998 Period as compared to a $813,631 increase in the 1997 Period and a $128,019 decrease in accounts payable in the 1998 Period as compared to a $694,655 increase in the 1997 Period. In addition, the Company incurred a higher loss of $550,850 in the 1998 Period due to the discontinued operations as compared to a loss of $38,174 in the 1997 Period.

     Net cash provided by investing activities in the 1998 Period was $63,500 as compared to net cash used by investing activities of $34,387 in the 1997 Period. Capital expenditures, which were primarily for computer equipment, were lower at $17,012 in the 1998 Period as compared to $23,224 in the 1997 Period. The 1998 Period includes $127,780 of cash received from the sale of GRS. This includes proceeds of $150,000 received less $22,220 of cash on hand at GRS when it was sold. The 1998 Period includes a $49,862 increase in other assets, as compared to a $25,242 increase in the 1997 Period.

     Net cash used by financing activities was $2,408 in the 1998 Period as compared to net cash provided by financing of $97,273 in the 1997 Period. During the 1998 Period, the Company borrowed $185,000 on its line of credit to support ongoing operations and used $150,000 of cash received from the sale of GRS to pay down this debt. During the 1997 Period, the Company borrowed $200,000 in order to support a period of investment in materials for increasing sales and ongoing operations. The Company paid $61,770 on the notes payable to directors in the 1997 Period and continued to make scheduled payments on its debt in the 1998 Period and 1997 Period.

     The Company's working capital decreased to ($669,451) at September 30, 1998 as compared to ($296,355) at December 31, 1997. The decrease in working capital was primarily the result of the sale of GRS which resulted in a $1,086,290 reduction in the current assets including $788,110 in accounts receivable and $267,733 in inventory. This was offset by a $713,194 decrease in current liabilities primarily the result of a $272,222 decrease in accounts payable, the forgiveness of the $100,000 notes payable and payment of the $50,809 outstanding balance on a GRS term, which was offset by a $150,000 increase in accrued expenses for post-closing payments to be paid out over the next twelve months. The Company utilizes working capital to manage accounts payable, fund ongoing operations and make scheduled payments on its long-term debt.

     Backlog at September 30, 1998 of $3.9 million was lower than the level at December 31, 1997 of $5.8 million, primarily as a result of a higher percent of completion of construction management work. The Company believes that approximately 50% of the current backlog will be completed in 1998, although, no assurance of this can be given. Much of the Company's backlog is subject to termination at will and rescheduling without significant penalty.

     On July 7, 1998, the Company renewed its Credit Agreement with First Union National Bank. The Agreement extended the Company's Credit Agreement to December 31, 1998. All other terms of the existing Credit Agreement remained unchanged.

     On September 30, 1998, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with George A. Nolan and James G. Warburton (the "Purchasers") and GRS. Under the Stock Purchase Agreement, the Purchasers acquired all the outstanding stock of GRS, a wholly-owned subsidiary of the Company. GRS is involved in the manufacture of groundwater remediation equipment.

     Pursuant to the Stock Purchase Agreement, the Company received from the
Purchasers: (i) $150,000 which was paid to First Union National Bank ("First Union") to reduce the Company's obligation under the Company's $750,000 Promissory Note and Loan Agreement with First Union dated July 9, 1998 (the "Loan Documents"), (ii) $9,268.55 which was paid to First Union for the balance of the Company's obligation under a promissory note made by GRS to First Union (the "GRS Note"), (iii) certificates representing an aggregate of 230,768 shares of the Company's Common Stock issued in the names of the Purchasers which were canceled, (iv) promissory notes payable to the Purchasers with balances as of September 30, 1998 of $100,000 in the aggregate which were canceled and (v) outstanding stock option agreements issued in the names of the Purchasers to acquire 30,000 shares of the Company's common stock which were canceled.

     In return, the Purchasers received from the Company: (i) all of the outstanding stock of GRS and (ii) a consent executed by First Union indicating
(a) the removal of GRS as a co-borrower under the Company's Loan Documents and (b) the removal of GRS as a borrower under the GRS Note. The Purchasers will also receive a monthly payment of $6,250 each for a period of 24 months commencing November 1, 1998 which represents reduced severance payments under the Purchasers' employment agreements which were terminated in connection with the sale of GRS.

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

     The statements contained herein include forward looking statements that involve a number of risks and uncertainties. In addition to the facts discussed, among the other factors that could cause actual results to differ materially are the following: enforcement of environmental regulations, business conditions and growth in the industry and general economy; competitive factors; changes in sales mix; renewal of credit facility; dependence on construction management services; and the risk factors listed from time to time in the Company's SEC reports.

                           PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits:

     (27)     Financial Data Schedule

(b)     Reports on Form 8-K:

     None


                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:     November 16, 1998

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