Form 10QSB/A
period 1998-09-30
LEAK X ENVIRONMENTAL CORPORATION
filed 1999-01-21
CIK 842697

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-QSB/A


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


     Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information after the year 2000. This is commonly referred to as the "Y2K" problem. The Company is utilizing internal resources to address the potential impact of the Y2K problem. Key areas of the Company's operations that are being addressed include external customers and suppliers and internal computers and software.

     Y2K considerations may have an effect on some of the Company's customers and suppliers, and thus indirectly on the Company. The Company is assessing the potential effect on the Company with respect to customers and suppliers with Y2K issues and does not expect a material affect on the Company's financial condition or results of operation at this time. However, the potential does exist that if customers of the Company are not Y2K compliant, payments to the Company in the first quarter of the Year 2000 could be delayed until the customers are able to correct their Y2K compliance deficiencies.

      The Company has upgraded its internal computerized information systems to ensure that it is able to process information that may be date sensitive and to be Y2K compliant. No related software or hardware costs are expected.
A contingency plan is being formulated to address unavoidable Y2K risks with customers, vendors and other third parties.



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


Dated:     January 21, 1999

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