Form 10KSB
period 1998-12-31
LEAK X ENVIRONMENTAL CORPORATION
filed 1999-03-31
CIK 842697

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB

        [X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year ended December 31, 1998

        [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-17776

                         LEAK-X ENVIRONMENTAL CORPORATION
                   (Name of small business issuer in its charter)

                   Delaware                            23-2823596
         (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)            Identification No.)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.       [ ]

The Issuer's revenues for the fiscal year ended December 31, 1998 were $6,915,747.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 19, 1999 was approximately $787,460. On such date, the closing price of the Common Stock as quoted on The OTC Bulletin Board was $1.875.

The Registrant had 990,126 shares of Common Stock outstanding as of March 19, 1999.

The Annual Report to Stockholders for the year ended December 31, 1998 is incorporated by reference to Part I, Item 3; Part II, Items 5,6, and 7; and
Part III, Item 12 of the Form 10-KSB.

Transitional Small Business Disclosure Format: Yes   X      No


                              PART I


Item 1.  DESCRIPTION OF BUSINESS

General

     Leak-X Environmental Corporation ("Leak-X" or the "Company") is engaged in the environmental consulting business which is conducted through its wholly-owned subsidiary, Lexicon Environmental Associates, Inc. ("Lexicon"). Lexicon provides environmental engineering, hydro-geological and remedial consulting services; construction management services for storage tank related construction; and remote monitoring services for environmental compliance. Prior to September 1998, the Company also engaged in the groundwater remediation business through Groundwater Recovery Systems, Inc. ("GRS"). On September 30, 1998, the Company sold GRS. Prior to March 1995, the Company's Gaservice Maintenance Corporation ("Gaservice") subsidiary operated as a general contractor primarily involved in the installation and servicing of petroleum storage and handling equipment. As of March 31, 1995, this business was discontinued. Unless otherwise indicated, the discussions of the business and operations of the Company described herein refer to Lexicon, and do not reflect the business and operations of GRS or Gaservice.

     Leak-X was incorporated in New York in October 1988. In August 1995, the Company changed its state of incorporation to Delaware through a reverse merger with a wholly-owned subsidiary. Lexicon was formed in October 1989. The Company acquired GRS in September 1995 and subsequently sold it in September 1998.

Operations

     The Company offers a full spectrum of environmental engineering, hydrogeological and remedial services which include: environmental assessments for property transfers; design, installation and operation of groundwater remediation systems; and storage tank testing, assessment, abandonment, remediation, and installation. The Company's environmental consulting services are provided primarily in the Northeastern and Mid-Atlantic United States, however, many projects are conducted nationally.

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

     In 1993, the Company signed a contract with Bell Atlantic ("Bell"), formerly NYNEX, to provide ongoing engineering, construction management, analytical and soil disposal services for Bell's storage tank management program at its New York City facilities. In 1995, the Bell program was expanded to include Bell's Long Island, New York, facilities. The majority of the construction management portion of the contract is provided by subcontractors under contract to the Company.

     In 1997, the Company developed new telecommunications software as part of its Protocol Environmental Compliance Program ("Protocol"). Protocol was developed in response to the market demand for centralized electronic monitoring services for storage tank facilities. The telemonitoring program entitled, "OnPatrol Remote Monitoring" has been developed as an outsourced electronic surveillance service provided to tank owners. Data from individual facilities is telecommunicated to the Company's centralized control center where the Company analyzes the information, responds to alarms, and generates the reports that are necessary for environmental compliance. Another aspect of the Protocol program is "InControl", a comprehensive facility inspection and maintenance program. Both Protocol programs work together to assist clients in their ongoing compliance needs.

Source of Supply

     There is no one supplier whose delivery of raw materials or other products is material to the operations of the Company as a whole. The Company has not experienced any difficulty in obtaining adequate supplies.

Marketing and Sales
     The Company's marketing focuses on the needs of potential clients to comply with federal, state and local environmental regulations governing underground storage tanks (USTs) and protection of surface and ground water. In addition, there are many states and lending institutions that require environmental assessments to be performed when real property is transferred. These assessments typically evaluate the financial impact of the environmental liabilities associated with storage tanks, asbestos, PCBs, and hazardous materials and wastes. In addition, the Company implements UST and aboveground storage tank (AST) management programs.

     The Company's environmental consulting business has primarily targeted commercial and industrial entities, including "fleet owners" (i.e., telecommunications, rental car, and bus companies), chemical, manufacturing, and petroleum companies, commercial real estate developers, lenders, and law firms for environmental consulting services. The Protocol program targets industrial, retail petroleum, and commercial companies with storage tanks.

     The Company's environmental consulting and Protocol services are marketed by disseminating descriptive literature to potential customers, advertising, attending trade shows, conducting seminars, and on the basis of referrals and reputation. A majority of the Company's consulting business is repeat business from existing clients. The Chief Executive Officer of Lexicon is a recognized national expert on storage tank management, has published two books and numerous articles on the subject, and conducts seminars both nationally and internationally on various environmental issues, including storage tanks, hazardous waste management, real estate assessments, and state laws and regulations.

Major Customers

     During the years ended December 31, 1998 and 1997, Bell accounted for approximately 70% and 68% of net revenues, respectively. Dependence on a small number of large (in relation to total sales) customers may cause the Company's revenues to fluctuate substantially from year to year and the loss of any such customers may have an adverse effect on revenues and income.

Research and Development

     The Company's research and development efforts focus on the development of advanced technology for use in the production of its remediation systems, as well as new technology areas. During the years ended December 31, 1998 and 1997, the Company had expenditures of $21,645 and $31,707, respectively, for research and development.

Patents and Trademarks

     The Company's business is not materially dependent on any patents or trademarks. The Company has trademarked its Protocol compliance program primarily for marketing purposes.

Competition

     Competition in the environmental consulting business is intense and is generated from a combination of both large and small environmental consulting firms which provide tank management services. In addition, the Company encounters competition from UST remedial service and construction firms which also provide equipment and tank testing. Lexicon has developed a national reput ation in storage tank management and niche markets in this area. In general, the Company's environmental consulting competitors are larger and have greater resources than the Company.

     Competition for the Company's Protocol services consists primarily of computer software and equipment manufacturers. The Company believes that its approach and expertise in storage tank management provides an advantage over the competition who do not provide a "complete service" which includes the broad spectrum of environmental engineering services.

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

Government Regulation

     The demand for the various products and services offered by the Company is stimulated by Federal, state, and local environmental and engineering laws and regulations, including the regulations promulgated in December 1988 for USTs by the United States Environmental Protection Agency. These regulations required all UST owners to upgrade their existing tanks by the end of 1993 and to replace them with new state-of-the-art technology by the end of 1998. Many states currently have reimbursement programs in place to assist tank owners in recouping monies spent for UST remediation at their sites. These programs are expected to continue at least through the Year 2000. Thereafter, the primary emphasis of these programs is expected to shift to operations and maintenance.

     As a result of the federal, as well as many state and local regulations, the Company must be certified by the respective state agencies in order to perform services related to storage tank abandonment, installation, and remediation. These certifications typically must be held both by the Company, as well as the individuals performing the actual services. In addition, several of the equipment manufacturers associated with storage tanks and related equipment require individuals to be certified. The Company and its respective key employees have obtained the necessary certifications from New Jersey, Pennsylvania, and Massachusetts (three of the four principal states where services are performed; New York does not yet have a certification program) and from the principal equipment manufacturers.

Insurance

     The Company maintains a general liability insurance policy, including premises/operations, products/completed operations, pollution liability and professional liability. In addition, property, automobile, and employer's liability policies are maintained on the Company's leased properties and their contents, and the Company's non-owned vehicles.

      In the ordinary course of business, the Company may be subject to substantial claims and liabilities from its customers. The Company may not be insured against losses or liabilities to third parties because the insurance it may have at the time of an alleged or actual loss is inadequate in amount. Accordingly, the Company's assets may not be protected against potential claims by users of its products and services. The Company's insurance coverage is consistent with amounts customarily maintained by businesses in its industry. Currently, there are claims that are in excess of the Company's insurance coverage. See "Legal Proceedings."

Backlog, Seasonality

     Backlog at December 31, 1998 was $2,600,000 as compared to $5,800,000 at December 31, 1997. The Company has several contracts with Bell to provide construction management, engineering, analytical and soil disposal services for Bell's storage tank management program at its New York City, Long Island, and New England facilities. A portion of the construction management contract is provided by subcontractors under contract to the Company. The construction management agreements represent $1,000,000 and $3,300,000, respectively, of the December 31, 1998 and December 31, 1997 backlog. The backlog at the end of Fiscal 1998 is lower primarily due to the completion of these and other construction management programs.

     Management believes that substantially all of the current backlog will be completed during 1999, although no assurance of this can be given. Much of the Company's backlog is subject to termination at will and rescheduling without significant penalty. The Company's operations are not generally subject to significant seasonal variations. However, the first calendar quarter of each year tends to have less activity as a result of weather-related reduced accessibility of USTs.

Employees

     As of March 19, 1999, the Company employed twenty-five persons full-time, three temporary, and one part-time as follows: six in executive management, seventeen in environmental consulting, one in sales, and five in administration. The Company believes that its relationship with its employees is good.

Domestic and Foreign Sales

     All of the Company's environmental consulting operations are conducted within the United States. However, historically, the Company has furnished services at various locations outside the Continental United States. The Company had no export sales for the year ended December 31, 1998.

Item 2.  DESCRIPTION OF PROPERTY

     The Company utilizes the following principal facilities as of the date hereof:

Location             Square Ft.  Lease Exp.        Purpose         Current Annual Rent


West Chester, PA     5,426       May 31, 2003      Office/Storage  $86,622
Franklin Square, NY  1,350       December 31, 2001 Office          $21,125

     The Company believes that its present facilities are adequate for its operations, however, the Company may consider other options as its leases terminate.

Item 3.  LEGAL PROCEEDINGS

     The information required by Item 3 is incorporated by reference from the Company's 1998 Annual Report to Stockholders attached as Exhibit 13.1 hereto.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


                                 PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by Item 5 is incorporated by reference from the Company's 1998 Annual Report to Stockholders attached as Exhibit 13.1 hereto.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The information required by Item 6 is incorporated by reference from the Company's 1998 Annual Report to Stockholders attached as Exhibit 13.1 hereto.

Item 7.  FINANCIAL STATEMENTS

     The information required by Item 7 is incorporated by reference from the Company's 1998 Annual Report to Stockholders attached as Exhibit 13.1 hereto. All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As reported in the Company's Current Report on Form 8-K dated January 26, 1999, the Company dismissed the firm of Mazars & Guerard, LLP (the "Former Accountants") as its independent accountants. The reports of the Former Accountants on the Registrant's financial statements for the fiscal years ended December 31, 1996 and 1997 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Audit Committee of the Registrant's Board of Directors recommended and authorized the decision to change independent accountants. There were no disagreements with the Former Accountants for the fiscal years ended December 31, 1996 and 1997 or for the interim periods subsequent to December 31, 1997, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountant would have caused them to make reference thereto in their reports on the financial statements for such periods. The Former Accountants have furnished the Registrant with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements.

     The Company engaged Radin, Glass & Co., LLP (the "New Accountants") as its new independent accountants as of January 26, 1999. During the fiscal years ended December 31, 1996 and 1997 and the interim periods subsequent to December 31, 1997, the Company did not consult with the New Accountants on the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or receive either written or oral advice from the New Accountants that was an important factor in reaching a decision as to an accounting, auditing or financial reporting issue.


                             PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Directors and executive officers of the Company are:

NAME                      AGE               POSITION

John S. Gelles            63                Chairman of the Board of
                                            Directors

Joyce A. Rizzo            50                Chief Executive Officer and
                                            Director of the Company and
                                            Chief Executive Officer of
                                            Lexicon Environmental
                                            Associates, Inc.

William H. Gelles, Jr.    57                President, Treasurer and
                                            Director

Robert D. Goldman         42                Secretary and Director of the
                                            Company and President of
                                            Lexicon Environmental
                                            Associates, Inc.

Eileen E. Bartoli         30                Chief Financial Officer

Timothy J. Mayette        38                Director

Raymond W. Kane           54                Director


     Directors are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors subject to any contracts of employment. See "Executive Compensation." John S. Gelles and William H. Gelles, Jr. are brothers.

Biographical Information

     John S. Gelles co-founded and has been Chairman of the Board of Directors of the Company since its inception. From inception until May 1992, he was
also Chief Executive Officer, and until December 1995, the Secretary.   From
1996 through 1998, Mr. Gelles served in a sales and marketing capacity for the Company. Prior to the Company's discontinuation of Gaservice, Mr. Gelles had served as President of Gaservice for 28 years.

     Joyce A. Rizzo has been a Director of the Company since September 1989 and Chief Executive Officer of the Company since May 1992. Ms. Rizzo has also served as Chief Executive Officer of Lexicon since September 1997 and prior thereto, from October 1989 through September 1997, as its President. Prior to joining the Company, Ms. Rizzo held executive positions with environmental engineering companies for six years after having spent twelve years as a chemical engineer and environmental manager in the petroleum refining industry with Sun Company.

     William H. Gelles, Jr. co-founded and has been President, Treasurer, and a Director of the Company since its inception. From 1996 through 1998, Mr. Gelles served in a sales and marketing capacity for the Company. Prior to the Company's discontinuation of Gaservice, Mr. Gelles had served as Secretary-Treasurer of Gaservice for 28 years.

     Robert D. Goldman has been Secretary of the Company since December 1995 and a Director since February 1997. Mr. Goldman has been President of Lexicon since September 1997 and prior thereto, was Vice President of Lexicon from November 1989 to September 1997. As a certified professional geologist, Mr. Goldman has worked performing environmental and geologic consulting for the past 20 years.

     Eileen E. Bartoli has been Chief Financial Officer of the Company since January 1997 and prior thereto, from February 1995 through January 1997, had served as the Company's Controller and Chief Accounting Officer. From April 1994 to January 1995, Ms. Bartoli was Corporate Controller and Vice President of Accounting for Global Spill Management, Inc., an environmental services company specializing in spill response and remediation. From October 1990 to April 1994, Ms. Bartoli held positions at Coopers and Lybrand, and Harper Collins Publishers, Inc.

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

     Raymond A. Kane has been a Director of the Company since February 1998. Mr. Kane is an independent consultant based in Wayne, Pennsylvania, who is a leading national expert in the field of environmental compliance management, auditing and program development with more than 20 years of experience. Prior to becoming an independent consultant, Mr. Kane held various positions with Booz Allen Hamilton, Roy F. Weston, and McLaren/Hart Environmental Engineering.

 Compliance With Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors, and greater than ten-percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the period from January 1, 1998 through December 31, 1998, all filing requirements applicable to its Officers, Directors, and greater than ten-percent beneficial owners were complied with except for one Form 3 and three Form 4's, reporting a total of six (6) transactions which were filed late by Mr. Richard L. Schmidt.

Item 10.     EXECUTIVE COMPENSATION

     The following tables set forth all compensation awarded to, earned by, or paid for all services rendered to the Company, for the fiscal years ended December 31, 1996, 1997, and 1998, by the Chief Executive Officer, and each other executive officer and executive officers of one of the Company's subsidiaries whose total compensation exceeded $100,000.

Summary Compensation Table

                          Annual Compensation             Long-Term Compensation Awards
Name and                                                  Options/SARs
Principal Position        Year       Salary    Bonus ($)      (#)

Joyce A. Rizzo,           1998       $159,135  $1,500       20,000
Chief Executive           1997       $154,500    -0-        10,000
Officer                   1996       $150,000    -0-          -0-

Robert D. Goldman         1998       $117,500  $1,500       15,000
Secretary                 1997       $109,850  $1,250        5,000
                          1996       $107,000  $1,150         -0-

George A. Nolan           1998       $110,925    -0-          -0-
President, GRS (1)        1997       $104,575    -0-        15,000

James G. Warburton        1998       $110,925    -0-          -0-
Vice President, GRS (1)   1997       $104,575    -0-        15,000

_________________________

(1)The Company sold GRS as of September 30, 1998. The 1998 figures represent compensation received through September 30, 1998.

Individualized Option/SAR grants in Last Fiscal Year

                                        % of Total      Exercise
                    Options/            Options/SARs    or Sale
                    SARs                Granted to      Price       Expiration
Name                Granted             Employees      ($/SH)       Date

Joyce Rizzo         20,000              25%             $2.375      09-17-08
Robert Goldman      15,000              19%             $2.375      09-17-08

Aggregated Option Exercises in Last Fiscal Year and FY End Option Values

                                               Number of         Value of
                                               Unexercised       In-The-Money
                  Shares                       Options at        Options
                  Acquired                     FY-End (#)        at FY-End ($)
                  on Exer-        Value        Exercisable/      Exercisable/
Name              cise (#)        Realized     Unexercisable     Unexercisable (1)

Joyce A. Rizzo    -0-             $ 0.00       30,097/31,827     $43,340/$29,531
Robert D. Goldman -0-             $ 0.00       11,423/20,192     $16,449/$16,851

________________________

(1)The closing price for the Company's Common Stock on December 31, 1998 was $3.00 per share.

     The Company has no long-term incentive plan awards.

     Directors who are employees or officers of the Company currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. For serving on the Board of Directors, the Company's outside directors receive $2,500 in annual compensation plus reimbursement of reasonable expenses incurred in attending meetings.

Employment Agreements

     The information required by Item 10 Employment Agreements is incorporated by reference from the Company's 1998 Annual Report to Stockholders attached as
Exhibit 13.1 hereto.

Item 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth, as of March 19, 1999, certain information with respect to: (i) those persons who owned, to the Company's knowledge, beneficially (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) more than 5% of the Company's Common Stock; (ii) each Director of the Company and each Executive Officer named in the Summary Compensation Table; and (iii) all Directors and Executive Officers as a group:

                                                            Percentage of
Name and                       Number of shares             Outstanding
Address of                     of Common Stock              Common Stock
Beneficial Owner                  Owned (1)                 Owned (2)

John S. Gelles (3)                226,929 (4)                   22.6%
William H. Gelles, Jr. (3)        227,618 (5)                   22.6%
Joyce A. Rizzo (6)                 31,468 (7)                    3.1%
Robert D. Goldman (6)              15,269 (8)                    1.5%
Timothy J. Mayette (9)             10,000 (10)                   1.0%
Raymond W. Kane (11)               10,000 (10)                   1.0%
Richard L. Schmidt (12)           145,000                       14.6%

All Executive Officers and        522,822 (13)                  48.1%
Directors as a Group
(consisting of seven persons)

_________________________

(1)Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options and warrants held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised.

(2)Based on 990,126 shares of common stock outstanding.

(3)The address of this person is c/o Lexicon Environmental Associates, Inc., 925 Hempstead Turnpike, Suite 200, Franklin Square, New York 11010.

(4)Includes 76 shares held of record by Mr. Gelles' wife, but excludes 115 shares held of record by Mr. Gelles's adult children as to which Mr. Gelles disclaims beneficial ownership. Includes 15,385 incentive stock options which are exercisable at an exercise price of $1.56.

(5)Excludes 152 shares owned of record by Mr. Gelles's adult children as to which Mr. Gelles disclaims beneficial ownership. Includes 15,385 incentive stock options which are exercisable at an exercise price of $1.56.

(6)The address of this person is Leak-X Environmental Corporation, 790 E. Market Street, Suite 270, West Chester, Pennsylvania 19382.

(7)Includes 30,097 incentive stock options granted to Ms. Rizzo at an exercise price of $1.56. Excludes 31,827 incentive stock options which are not currently exercisable.

(8)Includes 3,846 warrants to purchase 3,846 shares and 11,423 incentive stock options granted to Mr. Goldman at an exercise price of $1.56. Excludes
20,192 incentive stock options which are not currently exercisable.

(9)The address of this person is PMCC Financial Corporation, 66 Powerhouse Road, Roslyn Heights, New York 11577.

(10)Includes 10,000 stock options each granted to Mr. Mayette and Mr. Kane at an exercise price of $2.125 which are currently exercisable.

(11)The address of this person is 175 Strafford Ave., Suite One, Wayne, Pennsylvania 19087

(12)The address of this person is 509 Center Street, Middleburg, Pennsylvania 17842.

(13)Includes an aggregate of 96,136 stock options and warrants described in Notes 4, 5, 7, 8, and 10 above, and 1,538 stock options held by Eileen E. Bartoli, CFO.


Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal years ended December 31, 1998 and December 31, 1997 (Fiscal 1998 and Fiscal 1997, respectively), GRS had revenues of approximately $271,349 and $239,929, respectively, from sales to an entity that is primarily owned by the President of GRS. In Fiscal 1998 and Fiscal 1997, GRS also had purchases of $17,796 and $36,536, respectively, from the same entity. At December 31, 1997, GRS had accounts receivable from this related entity of $142,616. This entity competes in some of the same markets and geographic areas as the Company's environmental consulting services business. The Company had implemented certain procedures with regard to this entity to ensure that there is no conflict of interest with the Company's businesses. The Chief Executive Officer was responsible for reviewing and negotiating terms with this entity, as well as managing the credit limits and outstanding receivables on an on-going basis.

     During 1997, GRS signed a two-year licensing agreement with the same entity for two of this entity's proprietary products. The licensing agreement provided for the exclusive rights of GRS to market and sell these products, superceded only by the entity's own rights to sell their own product. In addition, the entity was required to purchase certain products exclusively from GRS in its own sale of these products to third parties. GRS was required to pay certain agreed upon royalty fees for each product which it sold directly to customers. GRS paid royalty fees of $5,500 during the year ended December 31, 1998.

     Additional information required by Item 12 Certain Relationships and Related Transactions is incorporated by reference from the Company's 1998 Annual Report to Stockholders attached as Exhibit 13.1 hereto.

PART IV

Item 13.EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits

     2.1 Stock Purchase Agreement dated September 30, 1998 between George A. Nolan, James G. Warburton, Groundwater Recovery Systems, Inc., and Leak-X Environmental Corporation. (11)

     3.1     Certificate of Incorporation of Registrant (6)

     3.2     By-Laws of the Registrant (6)

     3.3     Certificate of Merger (6)

     3.4     Agreement and Plan of Merger (6)

     3.5     Amendment of Certificate of Incorporation filed
             January 28, 1997 (8)

     3.6     Amendment of Certificate of Incorporation filed
             August 22, 1997 (10)

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

     10.29 Revolving Credit Agreement between First Union National Bank and Leak-X Environmental Corporation dated June 27, 1996. (8)

     10.30 Waiver of Covenants - Revolving Credit Agreement and Term Loan Agreement between First Union National Bank and Leak-X Environmental Corporation dated April 9, 1997. (8)

     10.31 Salary Waiver dated May 12, 1997 between Leak-X Environmental Corporation and George A. Nolan. (10)

     10.32 Salary Waiver dated May 12, 1997 between Leak-X Environmental Corporation and James G. Warburton. (10)

     10.33 Lease between Lexicon Environmental Associates, Inc. and European American Bank dated September 1996. (10)

     10.34  Financial Advisory Services Agreement between Leak-X
            Environmental Corporation and Andrew, Alexander Weiss dated January 1, 1997. (10)

     10.35 Loan Modification Agreement between Leak-X Environmental Corporation and First Union National Bank dated
            January 5, 1998. (10)

     10.36 Promissory Note between Lexicon Environmental Associates, Inc., Groundwater Recovery Systems, Inc. and First Union National Bank dated January 5, 1998. (10)

     10.37  1997 Employee Stock Option Plan (9)

     10.38 Consent, waiver and modification letter to Loan Documents from First Union National Bank dated August 25, 1998. (11)

     10.39 Renewal of Promissory Note from First Union National Bank dated December 16, 1998.

     10.40 Lease agreement between High V Limited Partnership and Lexicon Environmental Associates, Inc. dated December 1998.

     10.41 Extension of the Promissory Note from First Union National Bank dated March 26, 1999.

     10.42  Commitment Letter from First Union National Bank dated March 26,
            1999.

     13.1   1998 Annual Report to Stockholders

     21.1   List of Subsidiaries of the Company

     23.1   Consent of Independent Certified Public Accountants

     27.1   Financial Data Schedule

     27.2   Restated Financial Data Schedule
_______________________________

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

     (6)Incorporated by reference from the Company's Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 1995.

     (7)Incorporated by reference from the Company's Proxy Statement for Notice of Annual Meeting of Stockholders To Be Held on September 20, 1996.

     (8)Incorporated by reference from the Company's Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 1996.

     (9)Incorporated by reference from the Company's Proxy Statement for Notice of Annual Meeting of Stockholders To Be Held on August 21, 1997.

     (10)Incorporated by reference from the Company's Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 1997.

     (11)Incorporated by reference from the Company's Form 8-K dated September 30, 1998 filed on October 9, 1998.

(b)Reports on Form 8-K

     The Company filed a current report on Form 8-K dated September 30, 1998 relating to the divestiture of GRS.


SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         LEAK-X ENVIRONMENTAL CORPORATION

                         By:  /s/Joyce A. Rizzo
                                 Joyce A. Rizzo
                                 Chief Executive Officer

                              March 29, 1999
                              Date

     In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of March, 1999.

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