Form 10QSB
period 1999-03-31
LEAK X ENVIRONMENTAL CORPORATION
filed 1999-05-17
CIK 842697

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                        FORM 10-QSB



(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended:                    Commission File Number:
       March 31, 1999                         0-17776


                        LEAK-X ENVIRONMENTAL CORPORATION

            (Exact name of Registrant as specified in its charter)



Delaware                                   23-2823596
(State or other jurisdiction of     (IRS Employer Identi-
 incorporation or organization)     fication Number)


     790 East Market Street, Suite 270, West Chester, PA         19382
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

The number of shares of Common Stock, par value $.001 per share, outstanding as of May 10, 1999 is 990,126 shares.

Transitional Small Business Disclosure Format:      Yes         X    No


                           CONSOLIDATED BALANCE SHEETS
              LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES


                                                   March 31,      December 31,
                                                      1999            1998
                                                     (Unaudited)
ASSETS:
CURRENT ASSETS
     Cash and cash equivalents                      $        381    $      1,742
     Accounts receivable, net                          1,155,270       1,492,982
     Estimated earnings in excess of billings             13,339          89,980
     Other current assets                                130,034          85,423
     Net assets of discontinued operations               450,000         450,000
              TOTAL CURRENT ASSETS                     1,749,024       2,120,127

PROPERTY AND EQUIPMENT, NET                               81,281          82,371

OTHER ASSETS - Deposits                                    6,269           6,269

              TOTAL ASSETS                          $  1,836,574    $  2,208,767


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES
     Accounts payable and accrued expenses          $  1,330,991    $  1,723,455
     Unearned revenue                                     51,693         123,989
     Line of credit                                      429,274         335,403
     Current portion of long term debt                   150,000         150,000
     Net liabilities of discontinued operations          449,653         450,000
              TOTAL CURRENT LIABILITIES                2,411,611       2,782,847

LONG-TERM DEBT                                            75,000         112,500

STOCKHOLDERS' EQUITY
     Common stock $.001 par value:
     5,000,000 shares authorized,
     990,126 issued and outstanding                          990             990
     Additional paid-in capital                        8,310,195       8,310,195
     Accumulated deficit                              (8,961,222)     (8,997,765)
        TOTAL STOCKHOLDERS' EQUITY                      (650,037)       (686,580)

              TOTAL LIABILITIES AND
                      STOCKHOLDERS' EQUITY          $  1,836,574    $  2,208,767


                    See notes to consolidated financial statements.


                           CONSOLIDATED STATEMENTS OF OPERATIONS
                        LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                           (Unaudited)

                                                    Three Months Ended March 31,
                                                         1999             1998
Revenues                                           $  1,161,404    $  1,819,443
Cost of revenues                                        704,268       1,349,780
Gross profit                                            457,136         469,663

Selling, general and
    administrative expenses                             409,694         422,478

Operating income                                         47,442          47,185

Other income                                               (858)         (3,372)
Interest expense                                          2,588           3,504

Net income before taxes and                              45,712          47,053
    discontinued operations

Income tax expense                                        9,169             821

Net income  before                                       36,543          46,232
    discontinued operations

Discontinued Operations:
    Operating Income                                  ----------         21,943
    Loss on Sale of Discontinued Operations           ----------      ----------
                                                              0          21,943

Net Income                                         $     36,543      $   68,175

Weighted average number of shares of  common
    stock outstanding Basic                             990,126       1,219,645
                      Diluted                         1,005,244       1,295,519

Net income per share:
    Basic:            Continuing operations        $       0.04    $       0.04
                      Discontinued operations              0.00            0.02
                      Total Basic                  $       0.04    $       0.06

    Diluted:          Continuing operations        $       0.04    $       0.04
                      Discontinued operations              0.00            0.02
                      Total Diluted                $       0.04    $       0.06


                    See notes to consolidated financial statements.


                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                     LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                         (Unaudited)

                                                        Three Months Ended March 31,
                                                               1999           1998  1
CASH FLOW FROM
     OPERATING ACTIVITIES:
       Net income                                        $36,543           $68,175
       Adjustments to reconcile net income to
             net cash used by operating activities
             of continuing operations:
             Income from discontinued operations          -------          (15,120)
             Depreciation                                  9,300             9,000
             Allowance for bad debt                       15,000            -------
             Changes in assets and liabilities:
               Accounts receivable                       322,712          (533,206)
               Costs and estimated earnings in            76,641           136,295
                 excess of billings
               Other current assets                      (44,610)          (46,265)
               Accounts payable                         (397,507)           60,056
               Billings in excess of cost                (72,296)         (240,064)
               Accrued expenses and other liabilities       5,043          233,226

NET CASH USED BY OPERATING ACTIVITIES OF
  CONTINUING OPERATIONS                                  (49,174)         (327,903)

CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditure                                 (8,211)          (4,856)
       Increase in other assets, net                      -------          (35,291)

NET CASH USED BY INVESTING ACTIVITIES OF
  CONTINUING OPERATIONS                                   (8,211)          (40,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Advance on line-of-credit                          93,871            -------
       Payments on long-term debt                        (37,500)           -------
       Decrease in advances to discontinued operations    -------          139,939

NET CASH PROVIDED BY  FINANCING ACTIVITIES OF
  CONTINUING OPERATIONS                                   56,371           139,939

NET CASH USED IN CONTINUING OPERATIONS                    (1,014)         (228,111)

NET CASH PROVIDED BY (USED IN)
  DISCONTINUED OPERATIONS                                   (347)           17,943

NET DECREASE IN CASH                                      (1,361)         (210,168)

CASH, beginning of the period                              1,742           240,769

CASH, end of the period                                     $381           $30,601


                      See notes to consolidated financial statements.


                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                           (UNAUDITED)


     PART I.  FINANCIAL INFORMATION


Item 1.     Financial Statements

Note 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements of Leak-X Environmental Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants (see Note 4).

Note 2.  Financial Matters

     Total interest expense for the three months ended March 31, 1999 and March 31, 1998 was $2,588 and $3,504, respectively.

Note 3.  Discontinued Operations

     Net assets of discontinued operations at March 31, 1999 consist of accounts receivable of $450,000. Net liabilities of discontinued operations at March 31, 1999 include accounts payable and accrued expenses of $346,251 and $103,402, respectively.

Note 4.  Income Per Share

     The following is a reconciliation of the numerator and denominator underlying the income per share calculations:

                                                            Three Months Ended March 31, 1999
                                                         Income          Shares         Per Share
                                                           (Numerator)     (Denominator)  Amount
Income from continuing operations available
to common stockholders                                    $36,543         990,126       $0.04

Effect of dilutive securities:
     Incremental shares of assumed
     conversions of options                                                15,118

Diluted income from continuing operations
available to common stockholders and
assumed conversions                                       $36,543          1,005,244    $0.04


                                                           Three Months Ended March 31, 1998
                                                           Income           Shares        Per Share
                                                           (Numerator)      (Denominator) Amount
Income from continuing operations
available to common stockholders                           $68,175          1,219,645     $0.06

Effect of dilutive securities:
     Incremental shares of assumed
     conversions of options                                                    75,874

Diluted income from continuing operations
available to common stockholders and
assumed conversions                                        $68,175          1,295,519     $0.06


Note 5.  Line of Credit

     On May 10, 1999, the Company signed a new Revolving Credit Agreement (the "Credit Agreement") with First Union National Bank. The Credit Agreement will expire on June 30, 2000. The Credit Agreement permits the Company to borrow up to $750,000. Borrowings under the Credit Agreement are limited to 60% of eligible accounts receivable, as defined, and bears interest at the prime rate plus three-quarter (3/4) percent. The eligible accounts receivable, as defined by the terms of the Credit Agreement, were $1,127,075 at March 31, 1999. The calculated borrowing base of 60% of eligible accounts receivable was $676,245, for which the Company has utilized $429,274 as of March 31, 1999. Borrowings under this facility are also collateralized by a security interest in substantially all of the assets of the Company and impose restrictions on the payment of dividends and stock redemptions and the sale of property.

Item 2.     Management's Discussion and Analysis or Plan of Operation

Results of Operations

     Quarter Ended March 31, 1999 Compared to the Quarter Ended March 31, 1998

          The Company's net income was $36,543, or $0.04 per share, for the quarter ended March 31, 1999 (the "1999 Quarter") as compared to net income of $68,175, or $0.06 per share, for the quarter ended March 31, 1998 (the "1998 Quarter").

          Revenues decreased $658,039, or 36%, to $1,161,404 for the 1999 Quarter, as compared to $1,819,443 for the 1998 Quarter. The decrease in revenues is primarily attributable to a lower volume of construction management services as the deadline for underground storage tank compliance passed in December 1998. Construction management services typically include a large portion of subcontractor costs which become included in the Company's revenues.

          The Company's gross margin improved significantly to 39% in the 1999 Quarter as compared to 26% in the 1998 Quarter. As the demand for low margin construction management services declined, the Company experienced a higher volume of traditional environmental engineering services which contribute a higher gross margin.

          Selling, general, and administrative ("SG&A") expenses decreased $12,784 to $409,694 for the 1999 Quarter, as compared to $422,478 in the 1998 Quarter. This decrease is primarily attributable to the cost containment program implemented to control the Company's corporate overhead costs. The Company's focus is to incur minimum corporate overhead expenses in order to preserve its working capital for growth within the Company. However, the Company did incur higher SG&A expenses for continued investment in its growth, including the hiring of new employees and continued marketing of its new environmental monitoring services.

          The Company incurred lower interest expense of $2,588 in the 1999 Quarter, as compared to $3,504 in the 1998 Quarter due to the Company's new cash management systems which applies excess cash balances against the line of credit on a daily basis. Income tax expense of $9,169 in the 1999 Quarter was higher than income tax expense of $821 in the 1998 Quarter due to Fiscal 1998 taxes which were not recorded until 1999 and accrual of anticipated taxes for Fiscal 1999.

Liquidity and Capital Resources

          The Company utilized $49,174 of cash from operating activities of continuing operations in the 1999 Quarter, as compared to utilizing $327,903 in the 1998 Quarter. Net income from continuing operations of $36,543 in the 1999 Quarter was lower than net income from continuing operations in the 1998 Quarter of $53,055. The 1999 Quarter included a $322,712 decrease in accounts receivable and a $397,507 decrease in accounts payable as compared to an increase of $533,206 in accounts receivable and an increase of $60,056 in accounts payable in the 1998 Quarter. This significant change in accounts receivable and accounts payable is primarily due to decreased revenues from construction management services. The Company recorded a bad debt reserve of $15,000 for certain receivables in the 1999 Quarter.

          Net cash used by investing activities of continuing operations in the 1999 Quarter was $8,211, as compared to $40,147 net cash used in the 1998 Quarter. Capital expenditures in the 1999 Quarter of $8,211, which were primarily for computer equipment, were slightly higher than the $4,856 in the 1998 Quarter. The 1998 Quarter included a $35,291 investment in the development of the Company's new environmental monitoring services division.

          Net cash provided by financing activities of continuing operations was $56,371 in the 1999 Quarter, as compared to $139,939 in the 1998 Quarter. During the 1999 Quarter, the Company's cash management system, which applies excess cash balances against its outstanding line of credit resulted in an increase of $93,871 on the line of credit balance. During the 1999 Quarter, the Company paid out $37,500 on long-term debt and during the 1998 Quarter, the Company received $139,939 from its discontinued operations in payback on outstanding debt.

          The Company's working capital deficit of ($662,587) at March 31, 1999 was consistent with working capital of ($662,720) at December 31, 1998. The Company continues to manage its working capital to support the Company's ongoing operations and make scheduled payments on its long-term debt.

          On May 10, 1999, the Company signed a new Revolving Credit Agreement (the "Credit Agreement") with First Union National Bank. The Credit Agreement will expire on June 30, 2000. The Credit Agreement permits the Company to borrow up to $750,000. Borrowings under the Credit Agreement are limited to 60% of eligible accounts receivable, as defined, and bears interest at the prime rate plus three-quarter (3/4) percent. The eligible accounts receivable, as defined by the terms of the Credit Agreement, were $1,127,075 at March 31, 1999. The calculated borrowing base of 60% of eligible accounts receivable was $676,245, for which the Company has utilized $429,274 as of March 31, 1999. Borrowings under this facility are also collateralized by a security interest in substantially all of the assets of the Company and impose restrictions on the payment of dividends and stock redemptions and the sale of property.

          Backlog at March 31, 1999 of $2,600,000 is consistent with the level at December 31, 1998 as a result of continued success in obtaining new work as the Company continues to complete the ongoing projects which were booked at the beginning of the fiscal year. The Company believes that all of the current backlog will be completed in 1999, although no assurance of this can be given. Much of the Company's backlog is subject to termination at will and rescheduling without significant penalty.

     Computers, software, and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information after the year 2000. This is commonly referred to as the "Y2K" problem. The Company is utilizing internal resources to address the potential impact of the Y2K problem. Key areas of the Company's operations that are being addressed include external customers and suppliers and internal computers and software.

     Y2K considerations may have an effect on some of the Company's customers and suppliers, and thus, indirectly on the Company. The Company is assessing the potential effect on the Company with respect to customers and suppliers with Y2K issues and does not expect a material affect on the Company's financial condition or results of operation at this time. However, the potential does exist that if customers of the Company are not Y2K compliant, payments to the Company in the first quarter of the Year 2000 could be delayed until the customers are able to correct their Y2K compliance deficiencies.

     The Company has upgraded its internal computerized information systems to ensure that it is able to process information that may be date sensitive and to be Y2K compliant. No related software or hardware costs are expected. A contingency plan is being formulated to address unavoidable Y2K risks with customers, vendors, and other third parties.

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


                               PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits:

     10.1 Promissory Note between Lexicon Environmental Associates, Inc. and First Union National Bank dated May 10, 1999.

     10.2 Loan Agreement between Lexicon Environmental Associates, Inc. and First Union National Bank dated May 10, 1999.

       27.1     Financial Data Schedule

       27.2     Restated Financial Data Schedule

(b)     Reports on Form 8-K:
     On January 26, 1999, the Company filed a Form 8-K with respect to the change in its auditors to Radin Glass & Co., LLP.


                                    SIGNATURES


          In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:     May 17, 1999

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