Form 10QSB
period 1999-06-30
LEAK X ENVIRONMENTAL CORPORATION
filed 1999-08-16
CIK 842697

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:            0-17776


                        LEAK-X ENVIRONMENTAL CORPORATION
      (Exact name of small business issuer as specified in its charter)


            Delaware                            23-2823596
(State or other jurisdiction of               (IRS Employer Identi-
 incorporation or organization)                fication Number)


         790 East Market Street, Suite 270, West Chester, PA   19382
     (Address of Principal Executive Offices)                (Zip Code)

                              (610) 344-3380
                       (Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X        No

The number of shares of Common Stock, par value $.001 per share, outstanding as of August 10, 1999 is 990,126 shares.

Transitional Small Business Disclosure Format:    Yes    X  No


                       CONSOLIDATED BALANCE SHEETS
             LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                                        June 30,             December 31,
                                        1999                   1998
                                        (Unaudited)
ASSETS:
CURRENT ASSETS
      Cash and cash equivalents        $    17,164           $     1,742
      Accounts receivable                  832,880             1,492,982
      Estimated earnings in
         excess of billings                 23,418                89,980
      Other current assets                 140,638                85,423
      Net assets of
         discontinued operations           450,000               450,000
               TOTAL CURRENT ASSETS      1,464,100             2,120,127

PROPERTY AND EQUIPMENT, NET                 75,395                82,371

OTHER ASSETS                                 6,269                 6,269

               TOTAL ASSETS            $ 1,545,764           $ 2,208,767


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES
      Accounts payable
         and accrued expenses          $ 1,144,531           $ 1,723,455
      Unearned revenue                      43,423               123,989
      Line of credit                       393,423               335,403
      Current portion of
         long term debt                    150,000               150,000
      Net liabilities of
         discontinued operations           429,810               450,000
            TOTAL CURRENT LIABILITIES    2,161,187             2,782,847

LONG-TERM DEBT                              50,000               112,500

STOCKHOLDERS' EQUITY
      Common stock $.001 par value:
      5,000,000 shares authorized,
      990,126 issued and outstanding           990                   990
      Additional paid-in capital         8,310,195             8,310,195
      Accumulated deficit               (8,976,608)           (8,997,765)
         TOTAL STOCKHOLDERS' EQUITY       (665,423)             (686,580)

             TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY    $ 1,545,764           $ 2,208,767


                See notes to consolidated financial statements


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                    (Unaudited)

                                                Three Months Ended June 30,
                                                  1999               1998

Revenues                                      $   901,540         $ 1,568,144
Cost of revenues                                  529,921           1,126,404
Gross profit                                      371,619             441,740

Selling, general and
     administrative expenses                      383,299             429,973

Operating income                                  (11,680)             11,767

Other income                                            0                (816)
Interest expense                                    9,155               3,504

Net income before taxes and
     discontinued operations                      (20,835)              9,079

Income tax expense                                 (5,450)                821

Net income before
   discontinued operations                        (15,385)              8,258

Discontinued Operations:
     Operating Income                              -------            (67,983)
     Loss on Sale of Discontinued Operations       -------           --------
                                                        0             (67,983)

Net Income                                     $  (15,385)         $  (59,725)

Weighted average number of shares of common
   stock outstanding                Basic         990,126           1,219,645
                                    Diluted       990,126           1,288,137

Net income per share:
    Basic:             Continuing operations       ($0.02)              $0.01
                       Discontinued operations      $0.00              ($0.06)
                       Total Basic                 ($0.02)             ($0.05)

    Diluted:           Continuing operations       ($0.02)              $0.01
                       Discontinued operations      $0.00              ($0.05)
                       Total Diluted               ($0.02)             ($0.04)

               See notes to consolidated financial statements


                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                        (Unaudited)

                                                     Six Months Ended June 30,
                                                    1999              1998

Revenues                                           $ 2,062,944       $ 3,387,587
Cost of revenues                                     1,234,189         2,476,184
Gross profit                                           828,755           911,403

Selling, general and administrative expenses           792,994           852,451

Operating income                                        35,761            58,952

Other income                                              (858)           (4,188)
Interest expense                                        11,743             7,008

Net income before taxes and
      discontinued operations                           24,876            56,132

Income tax expense                                       3,719             1,642

Net income before
      discontinued operations                           21,157            54,490

Discontinued Operations:
      Operating Income                                 -------           (46,039)
      Loss on Sale of
        Discontinued Operations                        -------           -------
                                                             0           (46,039)

Net Income                                         $    21,157       $     8,451

Weighted average number of shares of common
      stock outstanding                Basic           990,126         1,219,645
                                       Diluted         990,126         1,288,137

Net income per share:
      Basic:                  Continuing operations      $0.02             $0.05
                              Discontinued operations    $0.00            ($0.04)
                              Total Basic                $0.02             $0.01

      Diluted:                Continuing operations      $0.02             $0.04
                              Discontinued operations    $0.00            ($0.04)
                              Total Diluted              $0.02             $0.00

                   See notes to consolidated financial statements


                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                     LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                          (Unaudited)

                                                        Six Months Ended June 30,
                                                         1999              1998
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income                                             21,157            8,451
    Adjustments to reconcile net income to net cash
       provided by/(used) in operating activities of
       continuing operations:
          Loss from discontinued operations               ------            46,039
          Depreciation                                     18,600           18,000
          Changes in assets and liabilities:
              Accounts receivable                         660,102         (149,557)
            Costs and estimated earnings
               in excess of billings                       66,562           69,181
            Other current assets                          (55,215)         (35,951)
            Accounts payable                             (555,324)         (80,052)
            Billings in excess of cost                    (80,566)         (82,101)
            Accrued expenses and other liabilities        (23,600)          42,046

NET CASH PROVIDED BY / (USED IN) OPERATING
  ACTIVITIES OF CONTINUING OPERATIONS                      51,716         (163,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                  (11,624)         (10,737)
    Increase in other assets, net                         -------          (43,129)

NET CASH USED IN INVESTING ACTIVITIES OF
  CONTINUING OPERATIONS                                   (11,624)         (53,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advance on line-of-credit                              58,020          -------
    Payments on long-term debt                            (62,500)         -------
    Decrease in advances to discontinued operations       -------          125,250

NET CASH PROVIDED BY / (USED IN) FINANCING
  ACTIVITIES OF CONTINUING OPERATIONS                      (4,480)         125,250

NET CASH PROVIDED BY / (USED IN)
  CONTINUING OPERATIONS                                    35,612          (92,560)

NET CASH PROVIDED BY / (USED IN)
  DISCONTINUED OPERATIONS                                 (20,190)           2,739

NET INCREASE/ (DECREASE) IN CASH                           15,422          (89,821)

CASH, beginning of the period                               1,742          240,769

CASH, end of the period                                    17,164          150,948

             See notes to consolidated financial statements


                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                      (UNAUDITED)


                             PART I.  FINANCIAL INFORMATION


Item 1.    Financial Statements

Note 1.    Basis of Presentation

     The accompanying unaudited consolidated financial statements of Leak-X Environmental Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants (see Note 4).

Note 2.    Financial Matters

     Total interest expense for the six months ended June 30, 1999 and June 30, 1998 was $11,743 and $7,008, respectively.

Note 3.    Discontinued Operations

     Net assets of discontinued operations at June 30, 1999 consist of accounts receivable of $450,000. Net liabilities of discontinued operations at June 30, 1999 include accounts payable and accrued expenses of $346,251 and $83,559, respectively.

Note 4.    Income Per Share

     The following is a reconciliation of the numerator and denominator underlying the income per share calculations:



                                            Six Months Ended June 30, 1998

                                             Income         Shares          Per Share
                                             (Numerator)   (Denominator)    Amount

Income from continuing operations
available to common stockholders             $  54,333      1,219,645       $0.05

Effect of dilutive securities:
     Incremental shares of assumed
     conversions of options                                    68,492

Diluted income from continuing operations
available to common stockholders and
assumed conversions                          $   54,333     1,288,137       $0.04

     The reconciliations for the three months ended June 30, 1998 and the three-month and six-month periods ended June 30, 1999 have not been presented since any incremental shares converted would have been immaterial or anti-dilutive, respectively.

Note 5.    Line of Credit

     On August 6, 1999, the Company signed a Modification (the "Modification") to its Loan Agreement (the "Loan Agreement") with First Union National Bank. The Loan Agreement permits the Company to borrow up to $750,000, based on a percentage of eligible accounts receivable. The Modification provides for the borrowing base to increase from 60% of eligible accounts receivable to 75% of eligible accounts receivable, as defined. All other terms of the Loan Agreement remain the same. The eligible accounts receivable, as defined by the terms of the Loan Agreement, were $718,376 at June 30, 1999. The calculated borrowing base of 60% of eligible accounts receivable was $431,025, for which the Company has utilized $393,423 as of June 30, 1999. Borrowings under this facility are collateralized by a security interest in substantially all of the assets of the Company and impose restrictions on the payment of dividends and stock redemptions and the sale of property.

Item 2.    Management's Discussion and Analysis or Plan of Operation

Results of Operations

Quarter Ended June 30, 1999 Compared to the Quarter Ended June 30, 1998

     The Company's net loss was $15,385, or ($0.02) per share, for the quarter ended June 30, 1999 (the "1999 Quarter"), as compared to a net loss of $59,725, or ($0.05) per share, for the quarter ended June 30, 1998 (the "1998 Quarter"). The loss in the 1999 Quarter is primarily attributable to a decrease in revenues of $666,604, or 43%, to $901,540 for the 1999 Quarter, as compared to $1,568,144 for the 1998 Quarter. The decrease in revenues was anticipated and is a result of lower volume of construction management services as the compliance deadline for the upgrade or replacement of underground storage tanks passed in December 1998. Construction management services have typically included a large portion of subcontractor costs which became included in the Company's revenues, but resulted in lower margins.

     The Company's gross margin improved significantly to 41% in the 1999 Quarter, as compared to 28% in the 1998 Quarter. As the demand for low margin construction management services declined, the Company experienced a higher percentage of traditional environmental engineering services which contribute a higher gross margin.

     Selling, general, and administrative ("SG&A") expenses decreased 11%, or $46,674, to $383,299 for the 1999 Quarter, as compared to $429,973 in the 1998
Quarter. This decrease is primarily attributable to actions taken to reduce the Company's corporate overhead costs. The Company's focus is to incur minimum corporate overhead expenses in order to preserve its working capital for growth within the Company's operating subsidiary.

     The Company incurred higher interest expense of $9,155 in the 1999 Quarter, as compared to $3,504 in the 1998 Quarter, due to lower cash and higher debt balances held by the Company. The income tax benefit of $5,450 in the 1999 Quarter was higher due to the 1999 Quarter loss of $15,385, while the 1998 Quarter had income tax expense of $821 which was attributed to net income of $9,079.

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

     The Company's net income was $21,157, or $0.02 per share, for the six months ended June 30, 1999 (the "1999 Period"), as compared to net income of $8,451, or $0.01 per share, for the six months ended June 30, 1998 (the "1998 Period").

     Revenues decreased $1,324,643, or 39%, to $2,062,944 for the 1999 Period, as compared to $3,387,587 for the 1998 Period. The decrease in revenues was anticipated and is a result of a lower volume of construction management services as the compliance deadline for the upgrade or replacement of underground storage tanks passed in December 1998. Construction management services have typically included a large portion of subcontractor costs which became included in the Company's revenues, but resulted in lower margins.

     The Company's gross margin improved to 40% in the 1999 Period, as compared to 27% in the 1998 Period. As the demand for low margin construction management services declined, the Company experienced a higher percentage of traditional environmental engineering services which contribute a higher gross margin.

     SG&A expenses decreased 7%, or $59,457, to $792,994 for the 1999 Period, as compared to $852,451 in the 1998 Period. This decrease is primarily attributable to actions taken to reduce the Company's corporate overhead costs. The Company's focus has been to incur minimal corporate overhead expenses in order to preserve its working capital for growth within the Company's operating subsidiary. The Company did incur higher SG&A expenses for continued investment in its growth strategy, including the hiring of new employees, a greater sales effort spent on the development of new business prospects and continued marketing of its new environmental monitoring services.

     The Company incurred higher interest expense of $11,743 in the 1999 Period, as compared to $7,008 in the 1998 Period due to lower cash and higher debt balances held by the Company. Income tax expense of $3,719 in the 1999 Period was higher than income tax expense of $1,642 in the 1998 Period due to higher Fiscal 1998 expenses which were recorded in Fiscal 1999.

Liquidity and Capital Resources

     The Company provided $51,716 of cash from operating activities of continuing operations in the 1999 Period, as compared to utilizing $153,084 of cash from operating activities in the 1998 Period. Net income of $21,157 in the 1999 Period was higher than net income of $8,451 in the 1998 Period. The 1999 Period included a $660,102 decrease in accounts receivable and a $555,324 decrease in accounts payable, as compared to an increase of $149,557 in accounts receivable and a decrease of $80,052 in accounts payable in the 1998 Period. This significant change in accounts receivable and accounts payable is primarily due to the decrease in revenues from construction management services.

     Net cash used by investing activities of continuing operations in the 1999 Period was $11,624, as compared to $53,866 net cash used in the 1998 Period. Capital expenditures in the 1999 Period of $11,624, which were primarily for computer equipment, were slightly higher than the $10,737 in the 1998 Period. The 1998 Period included a $43,129 investment in the development of the Company's new environmental monitoring services division.

     Net cash used by financing activities of continuing operations was $4,480 in the 1999 Period, as compared to net cash provided from financing activities of continuing operations of $114,390 in the 1998 Period. During the 1999 Period, the Company's cash management system, which applies excess cash balances against its outstanding line of credit, resulted in an increase of $58,020 on the line of credit balance. During the 1999 Period, the Company paid out $62,500 on long-term debt and during the 1998 Period, the Company received $114,390 from its discontinued operations in payback on outstanding debt.

     The Company's working capital deficit of $697,087 at June 30, 1999 remained consistent with the working capital deficit of $662,720 at December 31, 1998. The Company continues to manage its working capital to support the Company's ongoing operations and make scheduled payments on its long-term debt.

     On August 6, 1999, the Company signed a Modification (the "Modification") to its Loan Agreement (the "Loan Agreement") with First Union National Bank. The Loan Agreement permits the Company to borrow up to $750,000, based on a percentage of eligible accounts receivable. The Modification provides for the borrowing base to increase from 60% of eligible accounts receivable to 75% of eligible accounts receivable, as defined. All other terms of the Loan Agreement remain the same. The eligible accounts receivable, as defined by the terms of the Loan Agreement, were $718,376 at June 30, 1999. The calculated borrowing base of 60% of eligible accounts receivable was $431,025, for which the Company has utilized $393,423 as of June 30, 1999. Borrowings under this facility are collateralized by a security interest in substantially all of the assets of the Company and impose restrictions on the payment of dividends and stock redemptions and the sale of property.

     Backlog at June 30, 1999 of $1,600,000 was lower than the backlog of $2,600,000 at December 31, 1998 as a result of the completion of some of the larger volume construction work during the first half of 1999. The Company believes that all of the current backlog will be completed in 1999, although, no assurance of this can be given. Much of the Company's backlog is subject to termination at will and rescheduling without significant penalty.

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

     The statements contained herein include forward looking statements that involve a number of risks and uncertainties. In addition to the facts discussed, among the other factors that could cause actual results to differ materially are the following: enforcement of environmental regulations, business conditions, and growth in the industry and general economy; competitive factors, such as rival designs and prices; changes in sales mix; and the risk factors listed from time to time in the Company's SEC reports.


                              PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings

     In June 1999, the following lawsuit was settled at a cost of $2,500 from Gaservice Maintenance Corporation ("Gaservice"), a subsidiary of the Company whose operations have been discontinued, to the Company's insurance carriers, CNA and Kemper (who contributed another $7,500). The total settlement was $252,500. The civil action is captioned Westland Properties, Inc.; Westland Garden State Plaza Limited, Partnership; and Westfield Corporation, Inc. vs. Exxon Company, USA; OXYUSA, Inc.; Richard Bertola; Carol Bertola; Lawrence Bertola; Gaservice Corporation; Gaservice Maintenance Corporation; Gaservice Acquisition Corporation; and John Does 1-70; and ABC Corporations 1-70, Superior Court of New Jersey, Law Division - Bergen County. The plaintiffs in this action claimed that a release of hazardous substances occurred on their property and that it was allegedly caused by the defendants.

     On July 1, 1999, the Company received a favorable ruling to its request for removal of Leak-X Environmental Corporation as a defendant in lawsuits with Exxon Corporation related to the discontinuation of Gaservice's operations. In addition, the judge also ruled that Exxon is directly responsible for payment to the subcontractors hired by Gaservice to perform work at the Exxon sites in question. The separate lawsuits captioned Exxon Corporation, Plaintiff, against Gaservice Maintenance Corporation and Leak-X Environmental Corporation, Defendants, Supreme Court of the State of New York, County of Kings, and Exxon Corporation, Plaintiff, against Gaservice Maintenance Corporation and Leak-X Environmental Corporation, Defendants, Supreme Court of the State of New York, County of Queens, were commenced in October 1995. The plaintiff in these actions seeks a total of $239,500 in damages allegedly sustained as a result of breach of contract by Gaservice, as well as alleged negligence in retrofitting of tanks which resulted in the escape of vapors.
The Company filed counterclaims aggregating approximately $450,000 which allege that (a) Exxon interfered with Gaservice's completion of all the contracts; and (b) Exxon failed to pay for the actual work completed by Gaservice. Certain subcontractors on the projects are joined into the actions or have filed separate claims because Exxon also failed to provide payments which would enable the subcontractors to be paid by Gaservice.

Item 6.    Exhibits and Reports on Form 8-K

(a)     Exhibits:

     10.1 Modification Number 1 to Loan Agreement with First Union National Bank dated August 6, 1999.

     27.1     Financial Data Schedule

     27.2     Restated Financial Data Schedule

(b)     Reports on Form 8-K:

     None.


                                     SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:     August 12, 1999

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