Form 10QSB
period 1999-09-30
LEAK X ENVIRONMENTAL CORPORATION
filed 1999-11-15
CIK 842697

U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                  FORM 10-QSB


   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934


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

The number of shares of Common Stock, par value $.001 per share, outstanding as of November 10, 1999 is 990,126 shares.

Transitional Small Business Disclosure Format:     Yes     X  No



                               CONSOLIDATED BALANCE SHEETS
                     LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                                                    September 30,      December 31,
                                                        1999             1998
                                                    (Unaudited)
ASSETS:
CURRENT ASSETS
     Cash and cash equivalents                      $        0         $    1,742
         Accounts receivable                           659,921          1,492,982
         Estimated earnings in
           excess of billings                           19,461             89,980
         Other current assets                           87,670             85,423
         Net assets of discontinued operations         450,000            450,000
             TOTAL CURRENT ASSETS                    1,217,052          2,120,127

PROPERTY AND EQUIPMENT, NET                             65,154             82,371

OTHER ASSETS                                             6,269              6,269

             TOTAL ASSETS                           $1,288,475         $2,208,767


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES
     Accounts payable and accrued expenses          $  849,288         $1,723,455
     Unearned revenue                                   47,315            123,989
     Line of credit                                    502,134            335,403
     Current portion of long term debt                 150,000            150,000
     Net liabilities of discontinued operations        421,725            450,000
             TOTAL CURRENT LIABILITIES               1,970,462          2,782,847

LONG-TERM DEBT                                          12,500            112,500

STOCKHOLDERS' EQUITY
     Common stock $.001 par value:
     5,000,000 shares authorized,
     990,126 issued and outstanding                        990                990
     Additional paid-in capital                      8,310,195          8,310,195
     Accumulated deficit                            (9,005,672)        (8,997,765)
       TOTAL STOCKHOLDERS' EQUITY                     (694,487)          (686,580)

             TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                 $1,288,475         $2,208,767

                           See notes to consolidated financial statements.

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                        LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                             (Unaudited)

                                               Three Months Ended September 30,
                                                         1999               1998
Revenues                                           $  793,704          $1,578,994
Cost of revenues                                      421,975           1,109,138
Gross profit                                          371,729             469,856

Selling, general and
   administrative expenses                            390,258             440,411

Operating income                                      (18,529)             29,445

Other income                                             (851)                455
Interest expense                                        9,447               3,176

Net income before taxes and
discontinued operations                               (27,125)             25,814

Income tax expense                                      1,941                 821

Net income before
   discontinued operations                            (29,066)             24,993

Discontinued Operations:
   Operating Income                                   --------           (142,472)
   Loss on Sale of Discontinued Operations            --------           (441,665)
                                                             0           (584,137)

Net Income                                          $  (29,066)        $ (559,144)

Weighted average number of shares of  common
   stock outstanding   Basic                           990,126          1,217,137
                       Diluted                         990,126          1,294,783

Net income per share:
   Basic:              Continuing operations             (0.03)              0.02
                       Discontinued operations            0.00              (0.48)
                       Total Basic                       (0.03)             (0.46)

   Diluted:            Continuing operations             (0.03)              0.02
                       Discontinued operations            0.00              (0.45)
                       Total Diluted                     (0.03)             (0.43)

                   See notes to consolidated financial statements.


                              CONSOLIDATED STATEMENTS OF OPERATIONS
                         LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                             (Unaudited)

                                                Nine Months Ended September 30,
                                                            1999            1998

Revenues                                            $2,856,649         $4,966,581
Cost of revenues                                     1,656,165          3,585,322
Gross profit                                         1,200,484          1,381,259

Selling, general and
   administrative expenses                           1,183,252          1,293,019

Operating income                                        17,232             88,240

Other income                                            (1,709)            (3,733)
Interest expense                                        21,189             10,184

Net income before taxes and
discontinued operations                                 (2,248)            81,789

Income tax expense                                       5,660              2,463

Net income before
   discontinued operations                              (7,908)            79,326

Discontinued Operations:
   Operating Income                                     -------          (188,511)
   Loss on Sale of Discontinued Operations              -------          (441,665)
                                                              0          (630,176)

Net Income                                           $   (7,908)       $ (550,850)

Weighted average number of shares of common
   stock outstanding   Basic                            990,126         1,218,800
                       Diluted                          990,126         1,296,446

Net income per share:
   Basic:              Continuing operations              (0.01)             0.07
                       Discontinued operations             0.00             (0.52)
                       Total Basic                        (0.01)            (0.45)

   Diluted:            Continuing operations              (0.01)             0.06
                       Discontinued operations             0.00             (0.49)
                       Total Diluted                      (0.01)            (0.43)

                          See notes to consolidated financial statements.


                                CONSOLIDATED STATEMENT OF CASH FLOWS
                        LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                               (Unaudited)

                                               Nine Months Ended September 30,
                                                         1999               1998
CASH FLOW FROM
 FROM
   OPERATING ACTIVITIES:
      Net loss                                           ($7,907)       ($550,850)
      Adjustments to reconcile net loss to net cash
        provided by / (used) in operating activities of
        continuing operations:
          Loss from discontinued operations              -------          204,082
          Depreciation                                    29,100           27,000
                 Loss on sale of asset                   -------            1,794
                 Loss on sale of GRS                     -------          441,665
                 Changes in assets and liabilities:
                    Accounts receivable                  833,061           59,603
                    Costs and estimated earnings
                      in excess of billings               70,519              810
                    Other current assets                  (2,247)         (27,778)
                    Accounts payable                    (803,031)        (110,204)
                    Billings in excess of cost           (76,674)         (80,191)
                    Accrued expenses and
                      other liabilities                  (71,136)          39,199

NET CASH PROVIDED BY / (USED IN) OPERATING
  ACTIVITIES OF CONTINUING OPERATIONS                    (28,315)           5,130

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                               (11,883)         (13,408)
      Sale of asset                                      -------            2,593
      Sale of GRS                                        -------          127,781
      Increase in other assets, net                      -------          (54,582)

NET CASH PROVIDED BY/(USED IN) INVESTING
  ACTIVITIES OF CONTINUING OPERATIONS                    (11,883)          62,384

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advance on line-of-credit                           166,731           ------
     Repayments on line-of-credit                        -------         (150,000)
     Payments on long-term debt                         (100,000)          ------
     Decrease in advances to discontinued operations     -------           66,509

NET CASH PROVIDED BY / (USED IN) FINANCING
  ACTIVITIES OF CONTINUING OPERATIONS                     66,731          (83,491)

NET CASH PROVIDED BY / (USED IN)
  CONTINUING OPERATIONS                                   26,533          (15,977)

NET CASH PROVIDED BY / (USED IN)
  DISCONTINUED OPERATIONS                                (28,275)               7

NET DECREASE IN CASH                                      (1,742)         (15,970)

CASH, beginning of the period                              1,742          240,769
CASH, end of the period                                        0         $224,799


                    See notes to consolidated financial statements.


                            CONSOLIDATED STATEMENT OF CASH FLOWS
                        LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                           (Unaudited)

                                               Nine Months Ended September 30,
                                                         1999             1998

SUPPLEMENTAL CASH FLOW INFORMATION:

Sale of Groundwater Recovery Systems, Inc.
     Non-cash (assets) liabilities
         Accounts receivable, net                       ---------        (473,942)
         Inventory                                      ---------        (204,188)
         Other current assets                           ---------         (35,946)
         Property, plant and equipment                  ---------         (33,247)
         Other assets                                   ---------         (10,227)
         Accounts payable, accrued expenses and
              other current liabilities                 ---------         388,106
         Forgiveness of Note Payable                    ---------         100,000
         Deferred payout                                ---------        (300,000)

         Net liabilities assumed                        ---------       ($569,444)


                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                            (UNAUDITED)


PART I.  FINANCIAL INFORMATION


Item 1.     Financial Statements

Note 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements of Leak-X Environmental Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants (see Note 4).

Note 2.  Financial Matters

     Total interest expense for the nine months ended September 30, 1999 and September 30, 1998 was $21,520 and $10,184, respectively.

Note 3.  Discontinued Operations

     Net assets of discontinued operations at September 30, 1999 consist of accounts receivable of $450,000. Net liabilities of discontinued operations at September 30, 1999 include accounts payable and accrued expenses of $346,251 and $75,474, respectively.

Note 4.  Income Per Share

     The following is a reconciliation of the numerator and denominator underlying the income per share calculations:

                                        Three Months Ended September 30, 1998
                             Income          Shares          Per Share
                             (Numerator)    (Denominator)   Amount

Income from continuing
operations available to
common stockholders           $24,993        1,217,137        $0.02

Effect of dilutive securities:
 Incremental shares of assumed
 conversions of options                         77,646

Diluted income from
continuing operations available
to common stockholders and
assumed conversions            $24,993       1,294,783       $0.02


                                         Nine Months Ended September 30, 1998
                               Income        Shares          Per Share
                               (Numerator)   (Denominator)   Amount

Income from continuing
operations available to
common stockholders            $79,326       1,218,800       $0.07

Effect of dilutive securities:
  Incremental shares of assumed
  conversions of options                       $77,646

Diluted income from continuing
operations available to common
stockholders and assumed
conversions                    $79,326        1,296,446     $0.06

     The reconciliations for the three-month and nine-month periods ended September 30, 1999 have not been presented since any incremental shares converted would have been anti-dilutive, respectively.

Note 5.  Line of Credit

    The Company's Loan Agreement (the "Loan Agreement") with First Union National Bank permits the Company to borrow up to the greater of $750,000 or 75% of eligible accounts receivable, as defined. The eligible accounts receivable, as defined by the terms of the Loan Agreement, were $637,669 at September 30, 1999. The calculated borrowing base of 75% of eligible accounts receivable was $478,252, for which the Company has utilized $497,247 as of September 30, 1999. This overadvance was subsequently paid down. Borrowings under this facility are collateralized by a security interest in substantially all of the assets of the Company and impose restrictions on the payment of dividends and stock redemptions and the sale of property.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

Quarter Ended September 30, 1999 Compared to the Quarter Ended September 30,
1998

     The Company's net loss was $29,066, or ($0.03) per share, for the quarter ended September 30, 1999 (the "1999 Quarter"), as compared to a net loss of $559,144, or ($0.46) per share, for the quarter ended September 30, 1998 (the "1998 Quarter"). The loss in the 1999 Quarter is primarily attributable to a 50% decrease in revenues of $785,290 to $793,704 for the 1999 Quarter, as compared to $1,578,994 for the 1998 Quarter. The decrease in revenues was anticipated and is a result of lower volume of construction management services as the compliance deadline for the upgrade or replacement of underground storage tanks passed in December 1998. Construction management services have typically included a large portion of subcontractor costs which became included in the Company's revenues, but resulted in lower margins.

     The Company's gross margin improved significantly to 47% in the 1999 Quarter, as compared to 30% in the 1998 Quarter. As the demand for low margin construction management services declined, the Company provided a higher percentage of traditional environmental engineering services which contribute a higher gross margin.

     Selling, general, and administrative ("SG&A") expenses decreased 11%, or $50,153, to $390,258 for the 1999 Quarter, as compared to $440,411 in the 1998
Quarter. The decrease in SG&A is attributable to actions taken to reduce the Company's corporate overhead costs. The Company's focus is to incur minimum corporate overhead expenses in order to preserve its working capital for growth within the Company's operating subsidiary. During August 1999, the Company initiated some cost-cutting and cash saving actions at its operating subsidiary to further reduce overhead expenses to compensate for the lower volume of sales. These actions primarily include personnel layoffs, and the reduction of marketing expenditures.

     The Company incurred higher interest expense of $9,778 in the 1999 Quarter, as compared to $3,176 in the 1998 Quarter, due to lower cash and higher debt levels. Income tax expense of $1,941 in the 1999 Quarter was higher than income tax expense of $821 in the 1998 Quarter.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

     The Company's net loss was $7,908, or ($0.01) per share, for the nine months ended September 30, 1999 (the "1999 Period"), as compared to a net loss of $550,850, or ($0.45) per share, for the nine months ended September 30, 1998 (the "1998 Period"). The 1998 Period included a $630,176 loss from discontinued operations. Excluding the loss from discontinued operations, the Company's net income in the 1998 Period would have been $79,326.

     The loss in the 1999 Period was primarily due to a 42% decrease in revenues of $2,109,932 to $2,856,649 for the 1999 Period, as compared to $4,966,581 for the 1998 Period. The decrease in revenues was anticipated and is a result of a lower volume of construction management services as the compliance deadline for the upgrade or replacement of underground storage tanks passed in December 1998. Construction management services have typically included a large portion of subcontractor costs which became included in the Company's revenues, but resulted in lower margins.

     The Company's gross margin improved to 42% in the 1999 Period, as compared to 28% in the 1998 Period. As the demand for low margin construction management services declined, the Company provided a higher percentage of traditional environmental engineering services which contribute a higher gross margin.

     SG&A expenses decreased 8%, or $109,766, to $1,183,252 for the 1999 Period, as compared to $1,293,018 in the 1998 Period. The decrease in SG&A is attributable to actions taken to reduce the Company's corporate overhead costs. The Company's focus has been to incur minimal corporate overhead expenses in order to preserve its working capital for growth within the Company's operating subsidiary. Some of the overall SG&A decrease was partially offset by continued investment in the Company's growth strategy, including a greater sales effort spent on the development of new business prospects and continued marketing of its new environmental monitoring services. However, during August 1999, the Company initiated some cost-cutting and cash saving actions at its operating subsidiary to further reduce overhead expenses to compensate for the lower volume of sales. These actions primarily include personnel layoffs and the reduction of marketing expenditures.

     The Company incurred higher interest expense of $21,189 in the 1999 Period, as compared to $10,184 in the 1998 Period due to lower cash and higher debt level. Income tax expense of $5,660 in the 1999 Period was higher than income tax expense of $2,463 in the 1998 Period due to higher Fiscal 1998 expenses which were recorded in Fiscal 1999.

Liquidity and Capital Resources

     The Company used $28,315 of cash from operating activities of continuing operations in the 1999 Period, as compared to providing $5,130 of cash from operating activities in the 1998 Period. The net loss of $7,907 in the 1999 Period was lower than the net loss of $550,850 in the 1998 Period. The 1999 Period included a $833,061 decrease in accounts receivable and a $803,031 decrease in accounts payable, as compared to an increase of $59,604 in accounts receivable and a decrease of $110,204 in accounts payable in the 1998 Period. This significant change in accounts receivable and accounts payable is primarily due to the decrease in revenues which resulted from the reduction in construction management services.

     Net cash used by investing activities of continuing operations in the 1999 Period was $11,883, as compared to net cash provided by investing activities of $62,384 in the 1998 Period. Capital expenditures in the 1999 Period of $11,883, which were primarily for computer equipment, were slightly lower than the $13,408 in the 1998 Period. The 1998 Period included $2,593 provided by the sale of assets, $127,781 provided by the sale of Groundwater Recovery Systems ("GRS") and a $54,582 investment in the development of the Company's environmental monitoring services division.

     Net cash provided by financing activities of continuing operations was $66,731 in the 1999 Period, as compared to net cash used in financing activities of continuing operations of $83,491 in the 1998 Period. During the 1999 Period, the Company's cash management system, which applies excess cash balances against its outstanding line of credit, resulted in an increase of $166,731 on the line of credit balance. During the 1999 Period, the Company paid out $100,000 on long-term debt, and during the 1998 Period, the Company received $66,509 from its discontinued operations in payback on outstanding debt. During the 1998 Period, the Company also repaid $150,000 on its line-of-credit balance as a result of the sale of GRS.

     The Company's working capital deficit of $753,410 at September 30, 1999 increased as compared to the working capital deficit of $662,720 at December 31, 1998 due to the losses incurred during Fiscal 1999. However, the Company continues to manage its working capital to support the Company's ongoing operations and make scheduled payments on its long-term debt.

     The Company's Loan Agreement (the "Loan Agreement") with First Union National Bank permits the Company to borrow up to the greater of $750,000 or 75% of eligible accounts receivable, as defined. The eligible accounts receivable, as defined by the terms of the Loan Agreement, were $637,669 at September 30, 1999. The calculated borrowing base of 75% of eligible accounts receivable was $478,252, for which the Company has utilized $497,247 as of September 30, 1999. This overadvance was subsequently paid down.
Borrowings under this facility are collateralized by a security interest in substantially all of the assets of the Company and impose restrictions on the payment of dividends and stock redemptions and the sale of property.

     During August 1999, the Company implemented some cost-cutting and cash conserving actions in an effort to offset the decrease of sales volume experienced during the second and third quarters. Some of these actions include officer salary deferrals, personnel layoffs, and reduction of marketing expenditures. Management believes that these actions will help alleviate cash pressures, as well as reduce overall overhead expenses in an effort to improve profitability.

     Backlog at September 30, 1999 of $1,400,000 was lower than the backlog of $2,600,000 at December 31, 1998 as a result of the completion of some of the larger volume construction work during the first half of 1999. The Company believes that all of the current backlog will be completed in 1999, although, no assurance of this can be given. Much of the Company's backlog is subject to termination at will and rescheduling without significant penalty.

     Computers, software, and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information after the year 2000. This is commonly referred to as the "Y2K" problem. The Company is utilizing internal resources to address the potential impact of the Y2K problem. Key areas of the Company's operations that have been addressed include external customers and suppliers and internal computers and software.

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

The statements contained in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that were not historical facts may be forward-looking statements. Whenever possible, the Company has identified these forward-looking statements by words such as "believes", "plans", "intends", and similar expressions. The Company cautions readers that these forward-looking statements are subject to a variety of risks and uncertainties that could cause the Company's actual results in the remainder of 1999 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties are more fully described in the Company's filings with the Securities and Exchange Commission including, without limitation, general economic and business conditions affecting the industries of the Company's customers, competition from other environmental consulting firms that have greater financial, technical, and marketing resources than the Company, enforcement of government regulations, changes in sales mix, competitive factors such as rival designs, and the Company's ability to adequately address its Year 2000 issues in a timely manner.


                              PART II.  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits:

     27.1     Financial Data Schedule

(b) Reports on Form 8-K:

     None.


SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:     November 15, 1999

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