Form 10KSB
period 1999-12-31
LEAK X ENVIRONMENTAL CORPORATION
filed 2000-05-26
CIK 842697

U. S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-KSB


    X       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999

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

     Issuer's telephone number:610-344-3380

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

The Issuers's revenues for the fiscal year ended December 31, 1999 were $3,667,171.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 19, 2000 was approximately $787,460. On such date, the closing price of the Common Stock as quoted on The OTC Bulletin Board was $0.375.

The Registrant had 990,126 shares of Common Stock outstanding as of March 24, 2000.

The Annual Report to Stockholders for the year ended December 31,
1999 is incorporated by reference to Part I, Item 3; Part II, Items 5,6, and 7; and Part III, Item 12 of the Form 10-KSB.

Transitional Small Business Disclosure Format:   Yes    X No


PART I


Item 1.  Description of Business

General

     Leak-X Environmental Corporation ("Leak-X" or the "Company") is engaged in the environmental consulting business which is conducted through its wholly-owned subsidiary, Lexicon Environmental Associates, Inc. ("Lexicon"). Lexicon provides environmental engineering, hydro-geological and remedial consulting services; construction management services for storage tank-related construction; and remote monitoring services for compliance. Prior to September 1998, the Company also engaged in the groundwater remediation business through Groundwater Recovery Systems, Inc. ("GRS"). On September 30, 1998, the Company sold GRS. Prior to March 1995, the Company's Gaservice Maintenance Corporation ("Gaservice") subsidiary operated as a general contractor primarily involved in the installation and servicing of petroleum storage and handling equipment. As of March 31, 1995, this business was discontinued. Unless otherwise indicated, the discussions of the business and operations of the Company described herein refer to Lexicon, and do not reflect the business and operations of GRS or Gaservice.

     Leak-X was incorporated in New York in October 1988. In August 1995, the Company changed its state of incorporation to Delaware through a reverse merger with a wholly-owned subsidiary. Lexicon was formed in October 1989. The Company acquired GRS in September 1995 and, subsequently, sold it in September 1998.

Operations

     The Company offers a full spectrum of environmental engineering, hydrogeological and remedial services which include: environmental assessments for property transfers; design, installation and operation of ground water remediation systems; and storage tank testing, assessment, abandonment, remediation and installation. The Company's environmental consulting services are provided primarily in the Northeastern and Mid-Atlantic United States, however, many projects are conducted nationally.

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

Marketing and Sales

     The Company's marketing focuses on the needs of potential clients to comply with federal, state and local environmental regulations governing underground storage tanks and protection of surface and ground water. In addition, there are many states and lending institutions that require environmental assessments to be performed when real property is transferred. These assessments typically evaluate the financial impact of the environmental liabilities associated with storage tanks, asbestos, PCBs, and hazardous materials and wastes. In addition, the Company implements UST and aboveground tank management programs.

     The Company's environmental consulting business has primarily targeted commercial and industrial entities, including "fleet owners" (i.e., telecommunications, rental car, and bus companies), chemical, manufacturing and petroleum companies, commercial real estate developers, lenders and law firms for environmental consulting services. The Protocol program targets industrial, retail petroleum and commercial companies with storage tanks.

     The Company's environmental consulting and Protocol services are marketed by disseminating descriptive literature to potential customers, advertising, attending trade shows, conducting seminars and on the basis of referrals and reputation. A majority of the Company's consulting business is repeat business from existing clients. The Chief Executive Officer of Lexicon is a recognized national expert on storage tank management, has published two books and numerous articles on the subject, and conducts seminars both nationally and internationally on various environmental issues including storage tanks, hazardous waste management, real estate assessments, and state laws and regulations.

Major Customers

     During the years ended December 31, 1999 and 1998, Bell accounted for approximately 52% and 70% of net revenues, respectively. Dependence on a small number of large (in relation to total sales) customers may cause the Company's revenues to fluctuate substantially from year to year and the loss of any such customers may have an adverse effect on revenues and income.

Research and Development

     During the year ended December 31, 1999 and 1998, the Company had no expenditures for research and development.

Patents and Trademarks

     The Company's business is not materially dependent on any patents or trademarks. The Company has trademarked its Protocol compliance program primarily for marketing purposes.

Competition

     Competition in the environmental consulting business is intense and is generated from a combination of both large and small environmental consulting firms which provide tank management services. In addition, the Company encounters competition from UST remedial service and construction firms which also provide equipment and tank testing. Lexicon has developed a national reputation in storage tank management and niche markets in this area. In general, the Company's environmental consulting competitors are larger and have greater resources than the Company.

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

Government Regulation

     The demand for the various products and services offered by the Company is stimulated by Federal, state and local environmental and engineering laws and regulations, including the regulations promulgated in December 1988 for USTs by the United States Environmental Protection Agency. These regulations required all UST owners to upgrade their existing tanks by the end of 1993 and to replace them with new state-of-the-art technology by the end of
1998.   Many states currently have reimbursement programs in place to assist tank owners in recouping monies spent for UST remediation at their sites. These programs continued through the Year 1999. Currently, the primary emphasis of these programs has shifted to operations and maintenance.

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

Insurance

     The Company maintains a general liability insurance policy including premises/operations, products/completed operations, pollution liability and professional liability. In addition, property, automobile, and employer's liability policies are maintained on the Company's leased properties and their contents and the Company's non-owned vehicles.

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

Backlog, Seasonality

     Backlog at December 31, 1999 was $950,000 as compared to $2,600,000 at December 31, 1998. The Company had several contracts with Bell to provide construction management, engineering, analytical and soil disposal services for Bell's storage tank management program at its New York City, Long Island and New England facilities. A portion of the construction management contract is provided by subcontractors under contract to the Company. The construction management agreements represent $1,000,000 of the December 31, 1998 backlog. The backlog at the end of Fiscal 1999 is lower primarily due to the completion of these and other construction management programs.

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

Employees

     As of March 31, 2000, the Company employed sixteen persons full-time and one part-time as follows: six in executive management, nine in environmental consulting and two in administration. The Company believes that its relationship with its employees is good.

Domestic and Foreign Sales

     All of the Company's environmental consulting operations are conducted within the United States. However, historically, the Company has furnished services at various locations outside the Continental United States. The Company had no export sales for the year ended December 31, 1999.

Item 2.  DESCRIPTION OF PROPERTY

     The Company utilizes the following principal facilities as of the date hereof:

Location            Square Footage  Lease Expiration    Purpose         Current Annual Rent
West Chester, PA      5,426         May 31, 2003        Office/Storage   $89,065
Franklin Square, NY   1,350         December 31, 2001   Office           $21,759

   The Company believes that its present facilities are adequate for its operations, however, the Company may consider other options as its leases terminate.

Item 3.  LEGAL PROCEEDINGS

     The information required by Item 3 is incorporated by reference from the Company's 1999 Annual Report to Stockholders attached as
Exhibit 13.1 hereto.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


PART II


Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by Item 5 is incorporated by reference from the Company's 1999 Annual Report to Stockholders attached as
Exhibit 13.1 hereto.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The information required by Item 6 is incorporated by reference from the Company's 1999 Annual Report to Stockholders attached as Exhibit 13.1 hereto.

Item 7.  FINANCIAL STATEMENTS

     The information required by Item 7 is incorporated by reference from the Company's 1999 Annual Report to Stockholders attached as Exhibit 13.1 hereto. All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None


PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT

     The Directors and executive officers of the Company are:

 NAME                AGE         POSITION
Joyce A. Rizzo       51          Chief Executive Officer and
                                 Chairman of the Board of
                                 Directors of the Company and
                                 Chief Executive Officer of
                                 Lexicon Environmental Associates, Inc.

Robert D. Goldman    43          Secretary and Director of the Company and
                                 President of Lexicon Environmental
                                 Associates, Inc.

Eileen E. Bartoli    31          Chief Financial Officer

Timothy J. Mayette   39          Director

    Directors are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.
Officers serve at the discretion of the Board of Directors subject to any contracts of employment. See "Executive Compensation."

Biographical Information

     Joyce A. Rizzo has been a Director of the Company since September 1989 and Chief Executive Officer of the Company since May 1992. Ms. Rizzo was nominated as Chairman of the Board of Directors in August 1999. Ms. Rizzo has also served as Chief Executive Officer of Lexicon since September 1997 and prior thereto, from October 1989 through September 1997, as its President. Prior to joining the Company, Ms. Rizzo held executive positions with environmental engineering companies for six years after having spent twelve years as a chemical engineer and environmental manager in the petroleum refining industry with Sun Company.

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

     Timothy J. Mayette has been a Director of the Company since February 1998. Mr. Mayette is the Chief Financial Officer of USI Administrators, a position that he has held since July 1999. Prior thereto, Mr. Mayette was Chief Financial Officer of PMCC Financial Corporation from October 1997 to July 1999.

Compliance With Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and greater than ten-percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the period from January 1, 1999 through December 31, 1999, all filing requirements applicable to its Officers, Directors, and greater than ten-percent beneficial owners were complied with.

Item 10.  EXECUTIVE COMPENSATION

     The following tables set forth all compensation awarded to, earned by, or paid for all services rendered to the Company, for the fiscal years ended December 31, 1997, 1998, and 1999, by the Chief Executive Officer, and each other executive officer and executive officers of one of the Company's subsidiaries whose total compensation exceeded $100,000.

Summary Compensation Table

                            Annual Compensation         Long-Term Compensation Awards
Name and                                                    Options/SARs
Principal Position          Year   Salary    Bonus ($)        (#)

Joyce A. Rizzo,             1999   $163,909  $1,500            -0-
Chief Executive             1998   $159,135  $1,500            20,000
 Officer                    1997   $154,500    -0-             -0-

Robert D. Goldman           1999   $121,025  $1,500            -0-
Secretary;                  1998   $117,500  $1,500            15,000
President, Lexicon          1997   $109,850  $1,250             5,000

Donna Hymes                 1999   $103,824  $1,500            -0-
Vice President, Lexicon     1998   $100,800  $1,500            10,000

George A. Nolan             1998   $110,925    -0-             -0-
President, GRS (1)          1997   $104,575    -0-             15,000

James G. Warburton          1998   $110,925    -0-             -0-
Vice President, GRS (1)     1997   $104,575    -0-             15,000

__________________________

(1) The Company sold GRS as of September 30, 1998. The 1998 figures represent compensation received through September 30, 1998.

Individualized Option/SAR grants in Last Fiscal Year

                                     % of Total      Exercise
                           Options/  Options/SARs    or Sale
                           SARs      Granted to      Price         Expiration
  Name                     Granted   Employees       ($/SH)           Date
Joyce Rizzo                20,000     25%            $2.375         09-17-08
Robert Goldman             15,000     19%            $2.375         09-17-08
Donna Hymes                10,000     13%            $2.375         09-17-08

Aggregated Option Exercises in Last Fiscal Year and FY End Option Values

                                                      Number of       Value of
                                                      Unexercised     In-The-Money
                         Shares                       Options at      Options
                        Acquired                      FY-End (#)      at FY-End ($)
                        on Exer-      Value           Exercisable/    Exercisable/
Name                    cise (#)      Realized        Unexercisable   Unexercisable (1)
Joyce A. Rizzo           -0-          $ 0.00          41,924/20,000    $0/$0
Robert D. Goldman        -0-          $ 0.00          17,865/13,750    $0/$0
Donna Hymes              -0-          $ 0.00          17,769/10,000    $0/$0

________________________

(1)  The closing price for the Company's Common Stock on December
     31, 1999 was $0.40 per share.

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

Employment Agreements

     The information required by Item 10 Employment Agreements is incorporated by reference from the Company's 1999 Annual Report to Stockholders attached as Exhibit 13.1 hereto.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 24, 2000, certain information with respect to: (i) those persons who owned, to the Company's knowledge, beneficially (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) more than 5% of the Company's Common Stock; (ii) each Director of the Company and each Executive Officer named in the Summary Compensation Table; and (iii) all Directors and Executive Officers as a group:

                                                          Percentage of
Name and                          Number of shares        Outstanding
Address of                        of Common Stock         Common Stock
Beneficial Owner                   Owned (1)              Owned (2)
John S. Gelles (3)                211,544 (4)              21.4%
William H. Gelles, Jr. (3)        212,233 (5)              21.4%
Joyce A. Rizzo (6)                 43,295 (7)               4.2%
Robert D. Goldman (6)              21,711 (8)               2.1%
Donna Hymes (6)                    17,769 (9)               1.8%
Timothy J. Mayette (10)            10,000 (11)              1.0%
Richard L. Schmidt (12)           145,000                  14.6%

All Executive Officers and         98,207 (13)             14.7%
Directors as a Group
(consisting of five persons)

 _________________________

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

(2)  Based on 990,126 shares of common stock outstanding.

(3)  The address of this person is c/o Lexicon Environmental
     Associates, Inc., 925 Hempstead Turnpike, Suite 200, Franklin Square, New York 11010.

(4) Includes 76 shares held of record by Mr. Gelles' wife but excludes 115 shares held of record by Mr. Gelles's adult children as to which Mr. Gelles disclaims beneficial ownership.

(5) Excludes 152 shares owned of record by Mr. Gelles's adult children as to which Mr. Gelles disclaims beneficial ownership.

(6)  The address of this person is Leak-X Environmental
     Corporation, 790 E. Market Street, Suite 270, West Chester, PA 19382.

(7) Includes 31,924 incentive stock options granted to Ms. Rizzo which were reissued in May 1997 at an exercise price of $1.56, 5,000 incentive stock options granted to Ms. Rizzo in May 1997 at an exercise price of $1.56 and 5,000 incentive stock options granted to Mr. Goldman in September 1998 at an exercise price of $2.375. Excludes 20,000 incentive stock options which are not currently exercisable.

(8) Includes 3,846 warrants to purchase 3,846 shares and 11,615 incentive stock options granted to Mr. Goldman at an exercise price of $3.90, which were reissued in May 1997 at an exercise price of $1.56, 2,500 incentive stock options granted to Mr. Goldman in May 1997 at an exercise price of $1.56 and 3,750 incentive stock options granted to Mr. Goldman in September 1998 at an exercise price of $2.375. Excludes 13,750 incentive stock options which are not currently exercisable.

(9) Includes 12,769 incentive stock options granted to Ms. Hymes which were reissued in May 1997 at an exercise price of $1.56, 2,500 incentive stock options granted to Ms. Hymes in May 1997 at an exercise price of $1.56 and 2,500 incentive stock options granted to Ms. Hymes in September 1998 at an exercise price of $2.375. Excludes 10,000 incentive stock options which are not currently exercisable.

(10) The address of this person is USI Administrators, 1 Huntington Quadrangle, Melville, New York 11747.

(11) Includes 10,000 stock options granted to Mr. Mayette at an exercise price of $2.125 which are currently exercisable.

(12) The address of this person is 509 Center Street, Middleburg,
     Pennsylvania 17842.

(13) Includes an aggregate of 91,404 stock options and warrants described in Notes 7, 8, 9 and 11 above, and 5,432 stock options held by Eileen E. Bartoli, CFO.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the acquisition of GRS, the Company signed two one-year promissory notes (the "1995 Notes") for $125,000 each bearing an interest rate of ten percent (10%) per annum payable to Messrs. George A. Nolan and James G. Warburton. The principal amount of the 1995 Notes was subsequently adjusted in accordance with their terms to a total of $161,770. On September 29,1996, the Company converted the 1995 Notes into long-term debt (the "1996 Notes"). The 1996 Notes matured on March 31, 1998 and required quarterly interest payments at an interest rate of ten percent (10%) per annum. In addition, the 1996 Notes had been subordinated, as to principal, to the Revolving Credit Agreement with the Company's bank. The Revolving Credit Agreement prohibited payment of principal under the 1996 Notes to the extent that the Company's tangible net worth was less than $100,000.

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

   Additional information required by Item 11 Certain Relationships and Related Transactions is incorporated by reference from the Company's 1998 Annual Report to Stockholders attached as
Exhibit 13.1 hereto.


PART IV


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     2.1 Stock Purchase Agreement dated September 30, 1998 between George A. Nolan, James G. Warburton, Groundwater Recovery Systems, Inc. and Leak-X Environ-mental Corporation.
          (11)

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

    10.37 1997 Employee Stock Option Plan (9)

    10.38 Consent, waiver and modification letter to Loan
          Documents from First Union National Bank dated
          August 25, 1998. (11)

    10.39 Renewal of Promissory Note from First Union National
          Bank dated December 16, 1998. (12)

    10.40 Lease agreement between High V Limited Partnership and Lexicon Environmental Associates, Inc. dated
          December 1998. (12)

    10.41 Extension of the Promissory Note from First Union
          National Bank dated March 26, 1999. (12)

    10.42 Commitment Letter from First Union National Bank dated March 24, 1999. (12)

    13.1  1999 Annual Report to Stockholders

    21.1  List of Subsidiaries of the Company

    27.1  Financial Data Schedule

     _______________________________

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

     (6) Incorporated by reference from the Company's Annual
         Report on Form 10-KSB for the Fiscal Year ended December
         31, 1995.

     (7) Incorporated by reference from the Company's Proxy
         Statement for Notice of Annual Meeting of Stockholders To Be Held on September 20, 1996.

     (8) Incorporated by reference from the Company's Annual
         Report on Form 10-KSB for the Fiscal Year ended December
         31, 1996.

     (9) Incorporated by reference from the Company's Proxy
         Statement for Notice of Annual Meeting of Stockholders To Be Held on August 21, 1997.

    (10) Incorporated by reference from the Company's Annual
         Report on Form 10-KSB for the Fiscal Year ended
         December 31, 1997.

    (11) Incorporated by reference from the Company's Form 8-K dated September 30, 1998 filed on October 9, 1998.

    (12) Incorporated by reference from the Company's Annual
         Report on Form 10-KSB for the Fiscal Year ended
         December 31, 1998.


(b)  Reports on Form 8-K

     On March 16, 2000, the Company filed a Form 8-K with respect to its overadvance position under its Loan Agreement with its lender, First Union National Bank.

     On March 17, 2000, the Company filed a Form 8-K to disclose that the Comapny had received a formal default notice under its Loan Agreement with its lender, First Union National Bank.

     On May 3, 2000, the Company filed a Form 8-K with respect to its sole operating subsidiaries filing of a voluntary petition for Chapter 11 Reorganization in response to a judgement filed by its lender, First
Union National Bank.


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

                                        LEAK-X ENVIRONMENTAL CORPORATION

                                        By:  /s/ Joyce A. Rizzo
                                                 Joyce A. Rizzo
                                                 Chief Executive Officer

                                         May 25, 2000
                                              Date

     In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 24th day of May, 2000.

        /s/ Joyce A. Rizzo
            Joyce A. Rizzo
            Chief Executive Officer and Director

        /s/ Robert D. Goldman
            Robert D. Goldman
            Secretary and Director

        /s/ Timothy J. Mayette
            Timothy J. Mayette
            Director

        /s/ Eileen E. Bartoli
            Eileen E. Bartoli
            Controller and Chief Financial Officer