Form 10QSB
period 2000-03-31
LEAK X ENVIRONMENTAL CORPORATION
filed 2000-05-26
CIK 842697

U. S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           FORM 10-QSB


  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934


 ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended:                Commission File Number:
    March 31, 2000                         0-17776


                      LEAK-X ENVIRONMENTAL CORPORATION
          (Exact name of Registrant as specified in its charter)


          Delaware                                  23-2823596
(State or other jurisdiction of          (IRS Employer Identi-
incorporation or organization)              fication Number)

        790 East Market Street, Suite 270, West Chester, PA    19382
         (Address of Principal Executive Offices)           (Zip Code)


                                 (610) 344-3380
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.
                           Yes            No X

The number of shares of Common Stock, par value $.001 per share, outstanding as of May 10, 2000 is 990,126 shares.

Transitional Small Business Disclosure Format:     Yes    X No


                       CONSOLIDATED BALANCE SHEETS
             LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES


                                                 March 31,         December 31,
                                                   2000                1999
                                                (Unaudited)
ASSETS:
CURRENT ASSETS
   Cash and cash equivalents                      $   27,889         $   15,056
   Accounts receivable, net                          489,033            610,350
   Estimated earnings in excess of billings           11,447              5,703
   Other current assets                               45,650             28,508
   Net assets of discontinued operations             450,000            450,000
      TOTAL CURRENT ASSETS                         1,024,019          1,109,617

PROPERTY AND EQUIPMENT, NET                           51,895             55,475

OTHER ASSETS - Deposits                                6,269              6,269

      TOTAL ASSETS                                $1,082,183         $1,171,361


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES
   Accounts payable and accrued expense           $  796,085         $  833,107
   Unearned revenue                                   13,294             48,532
   Line of credit                                    457,000            457,000
   Current portion of long-term debt                 112,500            131,250
   Net liabilities of discontinued operations        412,787            416,425

       TOTAL CURRENT LIABILITIES                  $1,791,666         $1,886,314

LONG-TERM DEBT                                             0                  0

STOCKHOLDERS' EQUITY
   Common stock $.001 par value:
   5,000,000 shares authorized,
   990,126 issued and outstanding                        990                990
   Additional paid-in capital                      8,310,195          8,310,195
   Accumulated deficit                            (9,020,668)        (9,026,138)
       TOTAL STOCKHOLDERS' EQUITY                   (709,483)          (714,953)

            TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                  $1,082,183         $1,171,361

                  See notes to consolidated financial statements.


                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                    (Unaudited)

                                                  Three Months Ended March 31,
                                                      2000               1999

Revenues                                          $  659,497         $1,161,404
Cost of revenues                                     362,970            704,268
Gross profit                                         296,527            457,136

Selling, general and
  administrative expenses                            281,644            409,694

Operating income                                      14,883             47,442

Other income                                            (381)              (858)
Interest expense                                       9,646              2,588

Net income before taxes and
   discontinued operations                             5,618             45,712

Income tax expense                                       149              9,169

Net income before
  discontinued operations                              5,469             36,543

Discontinued Operations:
  Operating Income                                    ------            -------
  Loss on Sale of Discontinued Operation              ------            -------
                                                           0                  0

Net Income                                        $    5,469         $   36,543

Weighted average number of shares of common
  stock outstanding    Basic                         990,126            990,126
                       Diluted                     1,005,244          1,005,244

Net income per share:
  Basic:   Continuing operations                        0.01               0.04
           Discontinued operations                      0.00               0.00
           Total Basic                                  0.01               0.04

  Diluted: Continuing operations                        0.01               0.04
           Discontinued operations                      0.00               0.00
           Total Diluted                                0.01               0.04

                    See notes to consolidated financial statements.


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                 LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                   (Unaudited)

                                                         Three Months Ended March 31,
                                                              2000            1999
CASH FLOW FROM
  OPERATING ACTIVITIES:
    Net income                                                 $  5,470       $  36,543
    Adjustments to reconcile net income to net cash
     used by operating activities of continuing operations:
      Income from discontinued operations                       ------           ------
      Depreciation                                                8,100           9,300
      Allowance for bad debt                                    ------           15,000
      Changes in assets and liabilities:
        Accounts receivable                                     121,317         322,712
        Costs and estimated earnings                             (5,744)         76,641
        Other current assets                                    (17,142)        (44,610)
        Accounts payable                                       (116,558)       (397,507)
        Billings in excess of cost                              (35,238)        (72,296)
        Accrued expenses and other liabilities                   79,536           5,043

NET CASH USED BY OPERATING ACTIVITIES OF
 CONTINUING OPERATIONS                                           39,741         (49,174)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                       (4,520)         (8,211)
      Increase in other assets, net                             ------           ------

NET CASH USED BY INVESTING ACTIVITIES OF
 CONTINUING OPERATIONS                                           (4,520)         (8,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advance on line-of-credit                                   ------           93,871
    Payments on long-term debt                                  (18,750)        (37,500)
    Decrease in advances to discontinued operations             -------         -------

NET CASH PROVIDED BY FINANCING ACTIVITIES OF
 CONTINUING OPERATIONS                                          (18,750)         56,371

NET CASH USED IN CONTINUING OPERATIONS                           16,471          (1,014)

NET CASH PROVIDED BY (USED IN)
 DISCONTINUED OPERATIONS                                         (3,638)           (347)

NET DECREASE IN CASH                                             12,833          (1,361)

CASH, beginning of the period                                    15,056           1,742

CASH, end of the period                                         $27,889        $    381

             See notes to consolidated financial statements.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                  (UNAUDITED)


                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

Note 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements of Leak-X Environmental Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants (see Note 4).

Note 2.  Financial Matters

     Total interest expense for the three months ended March 31, 2000 and March 31, 1999 was $9,646 and $2,588, respectively.

Note 3.  Discontinued Operations

     Net assets of discontinued operations at March 31, 2000 consist of accounts receivable of $450,000. Net liabilities of discontinued operations at March 31, 2000 include accounts payable and accrued expenses of $346,251 and $66,536, respectively.

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

   The reconciliation for the three month period ended March 31, 2000 has not been presented since any incremental shares converted would have been anti-dilutive.

Note 5.  Line of Credit

  On April 28, 2000, the Company received notification of a judgement which was filed by its lender, First Union National Bank ("First Union") for default under its current Loan Agreement against Lexicon Environmental Associates, Inc. ("Lexicon") and Leak-X Environmental Corporation ("Leak-X"), as guarantor. The Company had been in an overadvance position since mid-February, which it was unable to remedy. The Company had been in the process of negotiating with First Union and securing alternative financing when the judgement was filed. The Loan Agreement was due to expire on June 30, 2000. The Loan Agreement permitted the Company to borrow up to $750,000. Borrowings under the Loan Agreement were limited to 75% of eligible accounts receivable, as defined, and bears interest at the prime rate plus three-quarter (3/4) percent. Borrowings under this facility are also collateralized by a security interest in substantially all of the assets of the Company and impose restrictions on the payment of dividends and stock redemptions and the sale of property.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

  Quarter Ended March 31, 2000 Compared to the Quarter Ended March 31, 1999

  The Company's net income was $5,469, or $0.01 per share, for the quarter ended March 31, 2000 (the "2000 Quarter"), as compared to net income of $36,543, or $0.04 per share, for the quarter ended March 31, 1999
(the "1999 Quarter").

  Revenues decreased $501,907, or 43%, to $659,497 for the 2000 Quarter, as compared to $1,161,404 for the 1999 Quarter. The decrease in revenues is primarily attributable to a lower volume of construction management services as the deadline for underground storage tank compliance passed in December 1998. Construction management services typically include a large portion of subcontractor costs which become included in the Company's revenues.

  The Company's gross margin improved significantly to 45% in the 2000 Quarter, as compared to 39% in the 1999 Quarter. As the demand for low margin construction management services declined, the Company experienced a higher volume of traditional environmental engineering services which contribute a higher gross margin.

  Selling, general, and administrative ("SG&A") expenses decreased $128,050 to $281,644 for the 2000 Quarter, as compared to $409,694 in the 1999 Quarter. This decrease is primarily attributable to the cost containment program implemented to control the Company's corporate overhead costs. The Company's focus is to incur minimum corporate overhead expenses in order to preserve its working capital for growth within the Company.

  The Company incurred higher interest expense of $9,646 in the 2000 Quarter, as compared to $2,587 in the 1999 Quarter due to higher debt levels and lower cash balances in Fiscal 2000. Income tax expense of $149 in the 2000 Quarter was lower than income tax expense of $9,169 in the 1999 Quarter due to higher Fiscal 1998 taxes which were not recorded until 1999 and the accrual of anticipated taxes for Fiscal 1999.

Liquidity and Capital Resources

  The Company provided $39,741 of cash from operating activities of continuing operations in the 2000 Quarter, as compared to utilizing $49,174 in the 1999 Quarter. Net income from continuing operations of $5,470 in the 2000 Quarter was lower than net income from continuing operations in the 1999 Quarter of $36,543. The 2000 Quarter included a $121,317 decrease in accounts receivable and a $116,558 decrease in accounts payable, as compared to a decrease of $322,712 in accounts receivable and a decrease of $397,507 in accounts payable in the 1999 Quarter. This change in accounts receivable and accounts payable is primarily due to decreased revenues from a lower volume of construction management services. The Company recorded a bad debt reserve of $15,000 for certain receivables in the 1999 Quarter.

  Capital expenditures in the 2000 Quarter of $4,520, which were primarily for computer equipment, were slightly lower than the $8,211 in the 1999 Quarter.

  Net cash utilized by financing activities of continuing operations was $18,750 in the 2000 Quarter, as compared to net cash provided by financing activities of continuing operations of $56,371 in the 1999 Quarter. During the 1999 Quarter, the Company's cash management system, which applies excess cash balances against its outstanding line of credit resulted in an increase of $93,871 on the line of credit balance. The Company paid out $18,750 and $37,500, respectively, for the 2000 Quarter and the 1999 Quarter.

  The Company's working capital deficit of ($767,647) at March 31, 2000 was consistent with working capital of ($776,697) at December 31, 1999. The Company continues to manage its working capital to support the Company's ongoing operations and make payments on its debt.

  On April 28, 2000, the Company received notification of a judgement which was filed by its lender, First Union National
Bank ("First Union") for default under its current Loan Agreement against Lexicon and Leak-X, as guarantor. The Company had been in an overadvance position since mid-February, which it was unable to remedy. The Company had been in the process of negotiating with First Union and securing alternative financing when the judgement was filed. The Loan Agreement was due to expire on June 30, 2000.
The Loan Agreement permitted the Company to borrow up to $750,000. Borrowings under the Loan Agreement were limited to 75% of eligible accounts receivable, as defined, and bears interest at the prime rate plus three-quarter(3/4) percent. Borrowings under this facility are also collateralized by a security interest in substantially all of the assets of the Company and impose restrictions on the payment of dividends and stock redemptions and the sale of property.

  In response to this judgement, the Company's operating subsidiary, Lexicon, filed a voluntary petition for Chapter 11 Reorganization in the Unites States Bankruptcy Court in the Southern District of New York on May 2, 2000. Lexicon received approval for temporary use of its collections during its preliminary cash collateral hearing on May 12, 2000 in accordance with its court approved budget. The final cash collateral hearing is scheduled for May 25, 2000. Lexicon intends to continue to operate as a Debtor-In-Possession and submit its final Plan of Reorganization within the 90-day requirement. The Company is actively pursuing alternative financing, including debt and equity options.

  Backlog at March 31, 2000 of $730,000 is consistent with the level at December 31, 1999 of $800,000 as a result of continued success in obtaining new work as the Company continues to complete the ongoing projects which were booked at the beginning of the fiscal year. The Company believes that all of the current backlog will be completed in 2000, although, no assurance of this can be given. Much of the Company's backlog is subject to termination at will and rescheduling without significant penalty. The Company has not had a significant decrease in sales as a result of the Chapter 11 petition.

  The Company has not experienced any difficulties as a result of the "Y2K" problems. The Company's internal systems are Y2K compliant and we have not experienced any problems with vendors or clients. While we do not expect any problems, we will continue to monitor compliance.

  Management has maintained control of overhead expenses and operating margins. However, there is no assurance that the cost controlling measures will be sufficient to permit the Company to meet its financial obligations while providing capital for ongoing operations.

  The Company deems its present facilities and equipment adequate for its immediate needs and it has no material commitments for capital expenditures. However, the Company does not believe its present liquidity and cash flow are adequate for its current needs. The Company is actively pursuing alternative financing to help meet its needs. There can be no assurance, however, that additional financing, whether from debt or equity, will be available to the Company when needed on commercially reasonable terms, or at all.

  The Company's management believes that inflation has not had a significant impact on its business during the past three years.

  The statements contained herein include forward looking statements that involve a number of risks and uncertainties. In addition to the facts discussed, among the other factors that could cause actual results to differ materially are the following: the Company's ability to obtain financing, enforcement of environmental regulations, business conditions and growth in the industry and general economy; competitive factors, such as rival designs and prices; changes in sales mix; and the risk factors listed from time to time in the Company's SEC reports.


                   PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits:

       27.1  Financial Data Schedule

  (b)  Reports on Form 8-K:

       On March 16, 2000, the Company filed a Form 8-K with respect to its overadvance position under its Loan Agreement with its lender, First Union National Bank.

       On March 17, 2000, the Company filed a Form 8-K to disclose that the Company had received a formal default notice under its Loan Agreement with its lender, First Union National Bank.

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


 Dated:  May 25, 2000

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