Form 10-K/A
period 1999-12-31
LEAK X ENVIRONMENTAL CORPORATION
filed 2000-08-14
CIK 842697

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
          (State or other jurisdiction of    (I.R.S. Employer Identifi-
           incorporation or organization)             fication No.)

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
              Yes          X    No

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