Form 10QSB
period 2000-06-30
LEAK X ENVIRONMENTAL CORPORATION
filed 2000-08-21
CIK 842697

U.S. SECURITIES AND EXCHANGE COMMISSION
                           	Washington, D.C. 20549

                                 	FORM 10-QSB


(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   	OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:           0-17776


                          LEAK-X ENVIRONMENTAL CORPORATION
           (Exact name of small business issuer as specified in its charter)

                     Delaware                   23-2823596
            (State or other jurisdiction of	   (IRS Employer Identi-
              incorporation or organization)	     fication Number)


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
                      	Yes           No  X

The number of shares of Common Stock, par value $.001 per share, outstanding as of August 10, 2000 is 990,126 shares.

Transitional Small Business Disclosure Format:
                           	  Yes	       X No


                           CONSOLIDATED BALANCE SHEETS
                LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                                           						June 30,		         December 31,
                                            						2000	            		1999
                                           						(Unaudited)
ASSETS:
CURRENT ASSETS
	Cash and cash equivalents				                    $   15,879	       $   15,056
	Accounts receivable, net 				                       602,530	          610,350
	Estimated earnings in excess of billings		            3,200		           5,703
	Other current assets					                            49,778		          28,508
	Net assets of discontinued operations		             450,000	          450,000
    		TOTAL CURRENT ASSETS		                       1,121,387	        1,109,617

PROPERTY AND EQUIPMENT, NET			                        44,776		          55,475

OTHER ASSETS - Deposits					                          10,140		           6,269

    		TOTAL ASSETS			                             $1,176,303	       $1,171,361


LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES
	Accounts payable and accrued expenses	           $  364,453	       $  833,107
	Unearned revenue				                                 11,954		          48,532
	Line of credit					                                 -------           457,000
	Current portion of long-term debt                   100,000	          131,250
	Net liabilities of discontinued operations	         366,898	          416,425
		TOTAL CURRENT LIABILITIES	                      $  843,305	       $1,886,314
	Liabilities Subject To Compromise (Note 2)	       1,105,985		               0

  		 TOTAL LIABILITIES		                          $1,949,290	       $1,886,314

STOCKHOLDERS' EQUITY
 Common stock $.001 par value:
	5,000,000 shares authorized,
	990,126 issued and outstanding 			                      990		             990
	Additional paid-in capital			                     8,310,195		       8,310,195
	Accumulated deficit				                          (9,084,172)		     (9,026,138)
	    TOTAL STOCKHOLDERS' EQUITY	                  $ (772,987)       $ (714,953)

	        TOTAL LIABILITIES AND
		          STOCKHOLDERS' EQUITY	                 $1,176,303	       $1,171,361

                          See notes to consolidated financial statements.


                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                    (Unaudited)

                                                   					Three Months Ended June 30,
                                                         			2000             1999

Revenues				                                            $ 566,290		          $ 901,540
Cost of revenues				                                      337,989		            529,921
Gross profit					                                         228,301		            371,619

Selling, general and administrative expenses	             247,675	             383,299

Operating loss					                                       (19,374)	            (11,680)

Other income					                                            (565)		                 0
Interest expense					                                       3,514		              9,155

Net loss before reorganization items
	  and income taxes				                                   (22,323)	            (20,835)

Reorganization items:
  	Professional Fees				                                  (40,860)	           --------

Net loss before income taxes				                          (63,183)	            (20,835)

Income taxes						                                            321		             (5,450)

Net Loss						                                           $(63,504)	           $(15,385)

Weighted average number of shares of  common
  	stock outstanding - Basic and Diluted	                 990,126		            990,126

Net loss per share:				 	                                  ($0.06)		            ($0.02)

                         See notes to consolidated financial statements.

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                        LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                           (Unaudited)

                                                     					Six Months Ended June 30,
                                                     					     2000       	  1999

Revenues				                                              $1,225,787	        $2,062,944
Cost of revenues				                                         700,958		        1,234,189
Gross profit					                                            524,829		          828,755

Selling, general and
  	administrative expenses		                                 529,319		          792,994

Operating income/(loss)			                                    (4,490)		          35,761

Other income					                                               (946)			           (858)
Interest expense				                                          13,160			          11,743

Net income(loss) before reorganization items and
  	income taxes				                                          (16,704)		          24,876

Reorganization Items:
  	Professional Fees			                                      (40,860)          --------
                                                       						(40,860)		               0

Net income/(loss) before income taxes	                       (57,564)            24,876

Income taxes					                                                 470		           3,719

Net income/(loss)				                                      $  (58,034)	      $   21,157

Weighted average number of shares of common
  	stock outstanding - basic and diluted	                     990,126		          990,126

Net income/(loss) per share:			                                ($0.06)		           $0.02

                       See notes to consolidated financial statements.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                      LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                           (Unaudited)

                                                        					Six Months Ended June 30,
                                                      					       2000 	        1999
CASH FLOW FROM
     OPERATING ACTIVITIES:
 	Net income		   	 	                                         ($   58,034)	 	    $   21,157
 	Adjustments to reconcile net income to net cash
      used by operating activities of continuing operations:
	      Income from discontinued operations	                       -------		        -------
	      Depreciation 				                                           15,900		         18,600
	      Changes in assets and liabilities:
	         Accounts receivable			                                    7,819		        660,102
 	        Costs and estimated earnings in excess of billings	       2,504		         66,562
 	        Other current assets				                                (21,270)		       (55,215)
 	        Accounts payable				                                    210,236		       (555,324)
 	        Billings in excess of cost			                           (36,578)		       (80,566)
 	        Accrued expenses and other liabilities		                (50,158)		       (23,600)

NET CASH PROVIDED BY OPERATING ACTIVITIES OF
     CONTINUING OPERATIONS			                                      70,419		         51,716

CASH FLOWS FROM INVESTING ACTIVITIES:
 	Capital expenditures		 		                                        (5,201)		       (11,624)
 	Increase in other assets, net			                                 (3,871)	       --------

NET CASH USED BY INVESTING ACTIVITIES OF
     CONTINUING OPERATIONS			                                      (9,072)		       (11,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
	 Advance on line-of-credit			                                    (38,136)		        58,020
 	Payments on long-term debt			                                   (18,750)         (62,500)
 	Decrease in advances to discontinued operations	               --------		       --------

NET CASH USED BY FINANCING ACTIVITIES OF
     CONTINUING OPERATIONS			                                     (56,886)	         (4,480)

NET CASH PROVIDED BY CONTINUING OPERATIONS	                         4,461		         35,612

NET CASH USED IN	DISCONTINUED OPERATIONS			                        (3,638)		       (20,190)

NET INCREASE IN CASH				                                              823		         15,422

CASH, beginning of the period			                                   15,056		          1,742

CASH, end of the period			 	                                   $   15,879	 	    $   17,164

                  See notes to consolidated financial statements.


                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                              (UNAUDITED)


                                  	PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

Note 1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements of Leak-X Environmental Corporation (the "Company") have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The Company's sole operating subsidiary, Lexicon Environmental Associates, Inc. ("Lexicon"), filed a petition for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on May 2, 2000 (the "Filing"). Lexicon is presently operating its business as a Debtor-In-Possession subject to the jurisdiction of the United States Bankruptcy Court for the Southern District of New York (the"Bankruptcy Court").

    With respect to the unaudited consolidated financial statements for the three-month and six-month periods ended June 30, 2000 and the three-month and six-month periods ended June 30, 1999, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods.

   	These statements should be read in conjunction with the Company's financial statements (Form 10-K) for the fiscal year ended December 31, 1999.  Refer to the consolidated financial statements and footnotes thereto included in the
Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.
Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

   	These financial statements have not been reviewed in accordance with Statement of Auditing Standards (SAS) 71, Interim Financial Information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting practices have been condensed or omitted, pursuant to the general rules and regulations promulgated by the Securities and Exchange Commission.

   	The Company's ability to continue as a going concern is dependent upon consummation of the Company's amended plan of reorganization by the Bankruptcy Court, the ability to obtain additional financing, when needed, the achievement of profitable operations and the resolution of the uncertainties of the reorganization case discussed in Note 2. The Company experienced significant revenue decline during Fiscal 2000 and 1999.

Note 2.  Reorganization Case

   	In the Chapter 11 case, certain claims against the Debtor in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-In-Possession. These claims are reflected in the June 30, 2000 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by an interest in the Debtor's accounts receivable.

   	The principal categories of claims classified as "Liabilities Subject to Compromise" are identified below. Secured debt includes the outstanding balance on the Company's Loan with First Union National Bank ("First Union"). The Company has paid $7,500 on this outstanding balance since the filing date in accordance with the cash collateral order signed by the Bankruptcy Court. Priority tax claims include unemployment and sales tax liabilities. Employee claims include reimbursables due to employees. Bank fees and interest include interest accrued through May 1, 2000 and fees related to the default under the Company's loan agreement with First Union. Trade includes all other normal operating liabilities outstanding as of the date of the Filing.

LIABILITIES SUBJECT TO COMPROMISE

    	Secured debt, 9.5%, secured by accounts receivable            $  418,864
    	Priority tax claims						                                         10,089
    	Priority employee claims					                                     20,516
    	Bank fees and interest					                                       31,227
    	Trade and other miscellaneous claims		                           625,289
                                                         										$1,105,985

   	The Debtor received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including payroll withholdings and other payroll-related trust fund monies. The Debtor has determined that there is insufficient collateral to cover the amount of the secured claims. Contractual interest on these obligations amounts to $19,634, which is $6,709 in excess of reported interest expense; therefore, the debtor has discontinued accruing interest on these obligations. Refer to Note 4 for further discussion of the secured debt.

Note 3.  Discontinued Operations

   	Net assets of discontinued operations at June 30, 2000 consist of accounts receivable of $450,000. Net liabilities of discontinued operations at June 30, 2000 include accounts payable and accrued expenses of $346,251 and $20,647, respectively.

Note 4.  Debt

   	As a result of the Filing, substantially all the debt outstanding at May 2,
2000 was classified as liabilities subject to compromise (Note 2).  Principal payments of $7,500 per month have been included in the cash collateral order which was authorized by the Bankruptcy Court.  These monthly payments are scheduled to continue until Plan or Reorganization has been approved.
Generally, interest on pre-petition debt ceases to accrue upon the filing of a petition under the bankruptcy Code.  Contractual interest expense not recorded on certain pre-petition debt (the "Loan Agreement") totaled $6,709.

Note 5.  Reorganization Items

  	 The Company incurred $40,860 of professional fees associated with the Chapter 11 proceedings. These fees represent estimates of expenses incurred, primarily for legal services provided to the Company and the creditors committee (which are required to be paid by the Company while in Chapter 11).

Note 6.  Debtor-In-Possession

The following is the condensed financial statements for Lexicon from the date of its Chapter 11 filing through June 30, 2000.

                      Lexicon Environmental Associates, Inc.
                                (Debtor-In-Possession)
                                     Balance Sheet
                                     June 30, 2000

Total Assets
    		Cash		                                $   18,343
    		Accounts Receivable		                    602,531
    		Intercompany Receivable		              1,466,279
    		Other Current Assets		                    50,142
 		   Total Current Assets		                 2,137,295
    		PP&E, net		                               44,776
    		Other Assets		                            10,140

  	Total Assets		                           $2,192,211

Total Liabilities and Stockholders' Equity
    		Accounts Payable		                    $  288,439
    		Other Liabilities		                       62,006
         Total Current Liabilities		           350,445

    		Liabilities subject to compromise  		  1,105,984
    		Stockholders' Equity
    		Common Stock		                                 2
    		Retained earnings               		       799,336
    		   Total Stockholders' Equity	   	       799,338

Total Liabilities and Stockholders' Equity 	$2,192,211


                        Lexicon Environmental Associates, Inc.
                                 (Debtor-in-Possession)
                                 Statement of Operation
                              May 3, 2000 - June 30, 2000

		Revenues			                                 $ 392,340
		Cost of revenues		                            241,421
		Gross Profit		                                150,919

		Selling, General & Administrative Expenses    133,311

		Operating Income		                             17,608

		Other Income		                              (     447)
		Interest expense		                                 33
		Intercompany Interest Income                (   7,000)

		Net income before reorganization items
		  and income tax expense                       25,022

		Reorganization Items:
		Professional Fees		                         (  40,860)

		Net Loss before income tax expense	         (  15,838)

		Income Tax Expense			                             214

		Net Loss		                                  (  16,052)


                        Lexicon Environmental Associates, Inc.
                               (Debtor-in-Possession)
                               Statement of Cash Flows
                             May 3, 2000 - June 30, 2000

Cash Flows from Operating Activities:
  	Cash received from customers			                 $  296,857
  	Cash paid to suppliers and employees		            (277,487)
  	Interest paid		                                         34
	   Net cash provided by operating activities
    before reorganization items		                      19,404

Operating Cash Flows from Reorganization Items:
   Professional fees paid for services rendered in
 	  connection with the Chapter 11 proceeding		      --------
 	    Net cash used by reorganization items			       --------
 	    Net cash provided by operating activities	       19,404

Cash Flows from Investing Activities:
  	Increase in other assets - deposits		             (  2,803)
 	    Net cash used by investing activities		        (  2,803)

Cash Flows from Financing Activities:
  	Principal payments on prepetition debt
 	  authorized by court		                            (  7,500)
 	    Net cash used by financing activities		        (  7,500)

Net Increase in Cash		                                  9,101
Cash, Beginning of Period		                             9,242
Cash, End of Period		                               $  18,343

Reconciliation of net loss to net cash provided by
   	operating activities
Net Loss			                                         $ (16,052)
Adjustments to reconcile net loss to net cash
    provided by operating activities
        	Depreciation		                                 5,200
        	Intercompany activity                        (25,709)
        	Changes in assets and liabilities:
       	    Accounts receivable                      (108,904)
       	    Other current assets                       32,957
       	    Intercompany activity                         488
       	    Accounts payable		                        119,193
       	    Prepetition liabilities		                ( 31,421)
       	    Other current liabilities		                43,653
Net cash provided by operating activities		         $  19,405


Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

Quarter Ended June 30, 2000 Compared to the Quarter Ended June 30, 1999

   	The Company's sole operating subsidiary, Lexicon, filed a petition for relief under Chapter 11 of the federal bankruptcy laws on May 2, 2000.
Lexicon is currently operating its business as a Debtor-In-Possession.

   	The Company's net loss was $63,504, or ($0.06) per share, for the quarter ended June 30, 2000 (the "2000 Quarter"), as compared to a net loss of $15,386, or ($0.01) per share, for the quarter ended June 30, 1999 (the
"1999 Quarter"). The loss in the 2000 Quarter is primarily attributable to a decrease in revenues and an increase in legal fees as a result of the Chapter 11 proceeding. Revenues decreased $335,250, or 37%, to $566,290 for the 2000 Quarter, as compared to $901,540 for the 1999 Quarter. This the fact that the 1999 Quarter included $153,000 of revenues from temporary labor who were hired in 1999 to work on various Y2K issues at the Company's client. The remaining decrease in revenues is due to lower overall sales volume.

   	The Company's gross margin declined slightly to 40% in the 2000 Quarter, as compared to 41% in the 1999 Quarter. The 1999 Quarter had a higher percentage of labor revenues, including temporary labor revenues, which contribute a higher gross margin than subcontractors and reimbursables.

   	Selling, general, and administrative ("SG&A") expenses decreased 35%, or $135,625, to $247,675 for the 2000 Quarter, as compared to $383,300 in the 1999 Quarter. This decrease is primarily attributable to actions taken to reduce the Company's expenses. In August 1999, the Company initiated a cost reduction program, primarily reductions in marketing expenses and personnel layoffs. The Quarter 2000 reflects these actions in its lower overall SG&A expenses. The Company's focus is to incur minimum expenses in order to preserve its working capital for growth within the Company's operating subsidiary.

   	The Company incurred lower interest expense of $3,514 in the 2000 Quarter, as compared to $9,155 in the 1999 Quarter, due to the Chapter 11 proceeding.
Due to the fact that the Company's secured lender is under collateralized, the Company is no longer accruing interest expense on this obligation.
Income tax expense of $321 in the 2000 Quarter was higher than the income tax benefit of $5,450 in the 1999 Quarter due to the adjustment of a tax accrual.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

   	The Company's net loss was $58,034, or ($0.06) per share, for the six months ended June 30, 2000 (the "2000 Period"), as compared to net income of
$21,158, or $0.02 per share, for the six months ended June 30, 1999 (the
"1999 Period").  The loss in the 2000 Quarter is primarily attributable to a decrease in revenues and an increase in legal fees as a result of the
Chapter 11 proceeding.  Revenues decreased $837,157, or 41%, to $1,225,787 for the 2000 Period, as compared to $2,062,944 for the 1999 Period.  This decrease in revenues is due to the fact that the 1999 Quarter included
$153,000 of revenues from temporary labor who were hired in 1999 to work on various Y2K issues at the Company's client.  The remaining decrease in revenues is due to lower overall sales volume.

   	Revenues decreased $837,157, or 41%, to $1,225,787 for the 2000 Period, as compared to $2,062,944 for the 1999 Period. The decrease in revenues was anticipated and is a result of a lower volume of construction management services as the compliance deadline for the upgrade or replacement of underground storage tanks passed in December 1998. Construction management services have typically included a large portion of subcontractor costs which became included in the Company's revenues, but resulted in lower margins.

   	The Company's gross margin improved to 43% in the 2000 Period, as compared to 40% in the 1999 Period. As the demand for low margin construction management services declined, the Company experienced a higher percentage of traditional environmental engineering services which contribute a higher gross margin.

   	SG&A expenses decreased 33%, or $263,676, to $529,318 for the 2000 Period, as compared to $792,994 in the 1999 Period. This decrease is primarily attributable to actions taken to reduce the Company's expenses. In August
1999, the Company initiated a cost reduction program, primarily reductions in marketing expenses and personnel layoffs. The 2000 Period reflects these actions in its lower overall SG&A expenses. The Company's focus is to incur minimum expenses in order to preserve its working capital for growth within the Company's operating subsidiary.

 		The Company incurred higher interest expense of $13,161 in the 2000 Period, as compared to $11,742 in the 1999 Period due to less cash, higher debt and higher interest rates during the 2000 Period.  Income tax expense of $470 in the 2000 Period was lower than income tax expense of $3,719 in the 1999
Period due to higher Fiscal 1998 expenses which were recorded in Fiscal 1999.

Liquidity and Capital Resources

   		The Company provided $70,418 of cash from operating activities of continuing operations in the 2000 Period, as compared to providing $51,716 of cash from operating activities in the 1999 Period. The net loss of $58,034 in the 2000 Period was lower than the net income of $21,157 in the 1999 Period. The 2000 Period included a $7,819 decrease in accounts receivable and a $210,236 increase in accounts payable, as compared to a decrease of $660,102 in accounts receivable and a decrease of $555,324 in accounts payable in 1999 Period. The 2000 Period represented stable sales and the 1999 Period represented a significant change in accounts receivable and accounts payable, primarily due to the decrease in revenues from construction management services.

  		Net cash used by investing activities of continuing operations in the 2000
Period was $9,072, as compared to $11,624 net cash used in the 1999 Period.
Capital expenditures in the 2000 Period of $5,201, which were primarily for computer equipment, were lower than the $11,624 in the 1999 Period.  The 2000
Period included new deposits of approximately $3,871, primarily related to the Chapter 11 proceeding.

  		Net cash used by financing activities of continuing operations was $56,886 in the 2000 Period, as compared to net cash used by financing activities of continuing operations of $4,480 in the 1999 Period.  During the 2000 Period,
the Company repaid $38,136 on its outstanding balance under its promissory note and paid out $18,750 on its long-term debt.  During the 1999 Period, the Company's cash management system, which applies excess cash balances against its outstanding line of credit, resulted in an increase of $58,020 on the line of credit balance and paid out $62,500 on long-term debt.

   		The Company's working capital deficit of $827,903 at June 30, 2000 increased slightly compared to the working capital deficit of $776,697 at December 31, 1999.

  		The Company's operating subsidiary, Lexicon, filed a voluntary petition for Chapter 11 Reorganization in the Unites States Bankruptcy Court in the
Southern District of New York on May 2, 2000.  Lexicon received approval for temporary use of its collections during its cash collateral hearings held on
May 8, 2000 and May 25, 2000 in accordance with its court approved budget.
Lexicon has been operating as a Debtor-In-Possession since the filing and is in the process of preparing its Plan of Reorganization to be submitted to the
Bankruptcy Court within the 90-day requirement.  The Company is actively pursuing alternative financing, including debt and equity options.

   		Backlog at June 30, 2000 of $625,000 is lower than the level at December
31, 1999 of $800,000, but the Company continues to be successful in obtaining new work as it continues to complete the ongoing projects which were booked at the beginning of the fiscal year.  The Company believes that all of the current backlog will be completed in 2000, although, no assurance of this can be given.  Much of the Company's backlog is subject to termination at will and rescheduling without significant penalty.  The Company has not had a significant decrease in sales as a result of the Chapter 11 petition.

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

  		The statements contained herein include forward looking statements that involve a number of risks and uncertainties.  In addition to the facts discussed, among the other factors that could cause actual results to differ materially are the following: enforcement of environmental regulations, business conditions, and growth in the industry and general economy;
competitive factors, such as rival designs and prices; changes in sales mix;
the ability to raise additional capital, when needed; and the risk factors listed from time to time in the Company's SEC reports.


                            	PART II.  OTHER INFORMATION


Item 1. 	Legal Proceedings

     A civil action, entitled George A. Nolan and James G. Warburton, Plaintiffs, versus Leak-X Environmental Corporation, Defendants, Court of Common Pleas, Chester County, Pennsylvania, was filed on May 18, 2000. The Plaintiffs in this action seek $100,000 due under a Stock Purchase Agreement dated September 30, 1998 plus interest and costs. The Company had been making monthly payments of the outstanding liability under the Agreement through February 2000. In February 2000, the Company was not able to make anymore payments at the time. The Plaintiffs have filed a Motion for Summary Judgement in the amount of $62,500, the total of monthly payments which have not been received since February 2000. The Company contends they have until October 31, 2000 to repay the balance of the total due under the Agreement. The Company is vigorously defending itself against this action.

Item 6. 	Exhibits and Reports on Form 8-K

   (a) Exhibits:

      	10.1	  None

      	27.1	  Financial Data Schedule

   (b) Reports on Form 8-K:

	None.


                                  	SIGNATURES


    	In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:	August 14, 2000

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