Form 10QSB
period 2000-09-30
LEAK X ENVIRONMENTAL CORPORATION
filed 2000-11-14
CIK 842697

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB


     (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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

The number of shares of Common Stock, par value $.001 per share, outstanding as of November 10, 2000 is 990,126 shares.

Transitional Small Business Disclosure Format:
                        Yes           X No


                            CONSOLIDATED BALANCE SHEETS
                   LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                                               September 30,       December 31,
                                                     2000             1999
                                                 (Unaudited)       (Unaudited)
ASSETS:
CURRENT ASSETS
     Cash and cash equivalents                     $       72       $   15,056
     Accounts receivable, net                         454,637          610,350
     Estimated earnings in excess of billings           1,262            5,703
     Other current assets                              38,950           28,508
     Net assets of discontinued operations            450,000          450,000
          TOTAL CURRENT ASSETS                     $  944,921        1,109,617

PROPERTY AND EQUIPMENT, NET                            39,683           55,475

OTHER ASSETS - Deposits                                10,064            6,269

          TOTAL ASSETS                             $  994,668       $1,171,361

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES
LIABILITIES NOT SUBJECT TO COMPROMISE
     Accounts payable and accrued expenses         $  336,804       $  833,107
     Unearned revenue                                   7,888           48,532
     Note payable                                      16,830          457,000
     Current portion of long term debt                100,000          131,250
     Net liabilities of discontinued operations       366,898          416,425
          TOTAL CURRENT LIABILITIES                   828,420        1,886,314
     Liabilities Subject To Compromise (Note 2)     1,041,711                0

          TOTAL LIABILITIES                        $1,870,131       $1,886,314

STOCKHOLDERS' EQUITY
     Common stock $.001 par value:
     5,000,000 shares authorized,
     990,126 issued and outstanding                       990              990
     Additional paid-in capital                     8,310,195        8,310,195
     Accumulated deficit                           (9,186,648)      (9,026,138)
        TOTAL STOCKHOLDERS' EQUITY                   (875,463)        (714,953)

          TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                  $  994,668       $1,171,361


                    See notes to consolidated financial statements

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                    (Unaudited)
                                              Three Months Ended September 30,
                                                     2000         1999
Revenues                                         $  344,813       $  793,704
Cost of revenues                                    180,611          421,975
Gross profit                                        164,202          371,729

Selling, general and administrative expenses        236,408          390,258

Operating loss                                      (72,206)         (18,529)

Other income                                           (438)            (851)
Interest expense                                         50            9,447

Net loss before reorganization items
   and income taxes                                 (71,818)         (27,125)

Reorganization items:
   Professional Fees                                (30,000)         -------

Net loss before income taxes                       (101,818)         (27,125)

Income taxes                                            658            1,941

Net Loss                                         $ (102,476)      $  (29,066)

Weighted average number of shares of common
   stock outstanding - Basic and Diluted            990,126          990,126

Net loss per share:                                  ($0.10)          ($0.03)

                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                  (Unaudited)
                                              Nine Months Ended September 30,
                                                        2000            1999
Revenues                                             $1,570,600     $2,856,649
Cost of revenues                                        881,569      1,656,165
Gross profit                                            689,031      1,200,484

Selling, general and
   administrative expenses                              765,727      1,183,252

Operating income/(loss)                                 (76,696)        17,232

Other income                                             (1,384)        (1,709)
Interest expense                                         13,210         21,189

Net loss before reorganization items and
   income taxes                                         (88,522)        (2,248)

Reorganization Items:
   Professional Fees                                    (70,860)       -------
                                                        (70,860)             0

Net loss before income taxes                           (159,382)        (2,248)

Income taxes                                              1,128          5,660

Net loss                                             $ (160,510)    $   (7,908)

Weighted average number of shares of common
   stock outstanding - basic and diluted                990,126        990,126

Net loss per share:                                      ($0.16)        ($0.01)


              See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                                      Nine Months Ended September 30,
                                                              2000         1999
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                   $ (160,510)   $   (7,907)
  Adjustments to reconcile net loss to net cash
    used by operating activities of continuing operations:
    Depreciation                                               23,700           29,100
    Changes in assets and liabilities:
      Accounts receivable                                     116,341          833,061
      Costs and estimated earnings in excess of billings        4,442           70,519
      Other current assets                                    (10,442)          (2,247)
      Accounts payable                                        134,520         (803,031)
      Billings in excess of cost                              (40,644)         (76,674)
      Liabilities subject to compromise                       (27,363)         -------
      Accrued expenses and other liabilities                   22,870          (71,136)

NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES OF
   CONTINUING OPERATIONS                                       62,914          (28,315)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                        (7,909)         (11,883)
   Increase in other assets, net                               (3,795)         -------

NET CASH USED BY INVESTING ACTIVITIES OF
   CONTINUING OPERATIONS                                      (11,704)         (11,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advance/(repayment) on line-of-credit                      (30,636)         166,731
   Reclassification of negative cash balance                   16,830          -------
   Principal payments on pre-petition debt
        authorized by court                                   (30,000)         -------
   Payments on short-term debt                                (18,750)        (100,000)

NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES
   OF CONTINUING OPERATIONS                                   (62,556)          66,731

NET CASH PROVIDED/(USED) BY CONTINUING OPERATIONS             (11,346)          26,533

NET CASH USED IN DISCONTINUED OPERATIONS                       (3,638)         (28,275)

NET DECREASE IN CASH                                          (14,984)          (1,742)

CASH, beginning of the period                                  15,056            1,742

CASH, end of the period                                    $       72       $        0


                See notes to consolidated financial statements.



                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   LEAK-X ENVIRONMENTAL CORPORATION AND SUBSIDIARIES
                                       (UNAUDITED)


                          PART I.  FINANCIAL INFORMATION


Item 1.     Financial Statements

Note 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements of Leak-X Environmental Corporation (the "Company") have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The Company's sole operating subsidiary, Lexicon Environmental Associates, Inc. ("Lexicon") filed a petition for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on May 2, 2000 (the "Filing"). Lexicon is presently operating its business as a debtor-in-possession subject to the jurisdiction of the United
States Bankruptcy Court for the Southern District of New York
(the "Bankruptcy Court").

     With respect to the unaudited consolidated financial statements for the three-month and nine-month periods ended
September 30, 2000 and the three-month and nine-month periods ended September 30, 1999, it is the Company's opinion that all necessary adjustments (consisting of normal ands recurring adjustments) have been included to present a fair statement of results for the interim periods.

     These statements should be read in conjunction with the Company's financial statements (Form 10-K) for the fiscal year ended December 31, 1999. Refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Note 2.  Reorganization Case

     In the Chapter 11 case, certain claims against the Debtor in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-Possession. These claims are reflected in the September 30, 2000 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.
Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by an interest in the Debtor's accounts receivable.

     The principal categories of claims classified as "Liabilities Subject to Compromise" are identified below. Secured debt includes the outstanding balance on the Company's Loan with First Union National Bank ("First Union"). The Company has applied $30,000 of adequate protection payments through September 30, 2000 on this outstanding loan balance since the filing date in accordance with the cash collateral order signed by the Bankruptcy Court. Priority tax claims include unemployment and sales tax liabilities.
Employee claims include reimbursables due to employees. Bank fees and interest include interest accrued through May 1, 2000 and fees related to the default under the Company's loan agreement with First Union. Trade includes all other normal operating liabilities outstanding as of the date of the Filing. All amounts presented below may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination as to the security of certain claims, the value of any collateral securing such claims, or other events.


LIABILITIES SUBJECT TO COMPROMISE

   Secured debt, 9.5%, secured by accounts receivable   $  396,364
   Priority tax claims                                      10,089
   Priority employee claims                                 20,516
   Bank fees and interest                                   31,227
   Trade and other miscellaneous claims                    583,515
                                                         1,041,711


     The Debtor received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including payroll withholdings and other payroll-related trust fund monies. The Debtor believes that there was insufficient collateral to cover the amount of the secured claims at the time of the Filing; therefore, the debtor has discontinued accruing interest on these obligations. Contractual interest on these obligations amounted to $36,117, which is $16,483 in excess of reported interest expense. Refer to Note 4 for further discussion of the secured debt.

Note 3.  Discontinued Operations

     Net assets of discontinued operations at September 30, 2000 consist of accounts receivable of $450,000. Net liabilities of discontinued operations at September 30, 2000 include accounts payable and accrued expenses of $346,251 and $20,647, respectively.

Note 4.  Debt

     As a result of the Filing, substantially all the debt outstanding at May 2, 2000 was classified as liabilities subject to compromise (Note 2). Adequate protection payments of $7,500 per month have been included in the cash collateral order which was authorized by the Bankruptcy Court. These monthly payments are scheduled to continue until Plan of Reorganization has been approved. Generally, interest on pre-petition debt ceases to accrue upon the filing of a petition under the Bankruptcy Code. Contractual interest expense not recorded on certain pre-petition debt (the "Loan Agreement") totaled $16,483 as of September 30, 2000.

Note 5.  Reorganization Items

     The Company incurred $70,860 of professional fees associated with the Chapter 11 proceedings. These fees represent estimates of expenses incurred, primarily for legal services provided to the Company and the creditors committee (which are required to be paid by the Company while in Chapter 11).

Note 6.  Debtor-In-Possession

The following is the condensed financial statements for Lexicon from the date of its Chapter 11 filing through September 30, 2000.


                Lexicon Environmental Associates, Inc.
                         (Debtor-In-Possession)
                               Balance Sheet
                              September 30, 2000

Total Assets
     Cash                                            $       72
     Accounts Receivable                                454,637
     Intercompany Receivable                          1,492,876
     Other Current Assets                                38,343
        Total Current Assets                          1,969,097
     P,P&E, net                                          39,683
     Other Assets                                        10,064

        Total Assets                                 $2,018,845


Total Liabilities and Stockholders' Equity
     Accounts Payable                                $  154,110
     Other Liabilities                                  110,366
        Total Current liabilities                       264,476

     Liabilities subject to compromise                1,041,711
     Stockholders' Equity
     Common Stock                                             2
     Retained earnings                                  712,656
        Total Stockholders' Equity                      712,658

        Total Liabilities and Stockholders' Equity   $2,018,845



                 Lexicon Environmental Associates, Inc.
                         (Debtor-in-Possession)
                        Statement of Operations
                   May 3, 2000 - September 30, 2000


 Revenues                                    $  737,153
 Cost of revenues                               422,031
 Gross profit                                   315,122

 Selling, general & administrative expenses     349,424

 Operating Loss                                 (34,301)

 Other Income                                      (884)
 Interest expense                                    83
 Intercompany interest income                   (17,500)

 Net loss before reorganization items
   and income tax expense                       (16,000)

 Reorganization items:
   Professional fees                            (85,860)

 Net loss before income tax expense            (101,860)

 Income tax expense                                 872

 Net Loss                                      (102,732)



                    Lexicon Environmental Associates, Inc.
                            (Debtor-in-Possession)
                           Statement of Cash Flows
                        May 3, 2000 - September 30, 2000

Cash flows from operating activities:
     Cash received from customers                       $  761,469
     Cash paid to suppliers and employees                 (751,117)
     Interest paid                                             (17)
       Net cash provided by operating activities
       before reorganization items                          10,335
Operating cash flows from reorganization items:
     Professional fees paid for services rendered in
     connection with the Chapter 11 proceeding              ------
       Net cash used by reorganization items                ------
       Net cash provided by operating activities            10,335
Cash flows from investing activities:
     Increase in other assets - deposits                    (6,068)
     Increase in Property, Plant & Equipment                  (267)
       Net cash used by investing activities                (6,335)
Cash flows from financing activities:
     Negative cash balance reclassed to S-T Debt            16,830
     Principal payments on prepetition debt
       authorized by court                                 (30,000)
       Net cash used by financing activities               (13,170)

Net increase in cash                                        (9,170)
Cash, beginning of period                                    9,242
Cash, end of period                                     $       72

Reconciliation of net loss to net cash provided by
   operating activities
Net loss                                                $ (102,632)
Adjustments to reconcile net loss to net cash
   provided by operating activities
       Depreciation                                         13,000
       Intercompany activity                               (40,717)
       Changes in assets and liabilities:
          Accounts receivable                               (1,142)
          Other current assets                              44,756
          Intercompany activity                            (11,102)
          Accounts payable                                  68,547
          Prepetition liabilities                          (27,108)
          Other current liabilities                         66,732
Net cash provided by operating activities               $   10,335


Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

Quarter Ended September 30, 2000 Compared to the Quarter Ended
     September 30, 1999

     The Company's sole operating subsidiary, Lexicon, filed a petition for relief under Chapter 11 of the federal bankruptcy laws on May 2, 2000. Lexicon is currently operating its business as a Debtor-In-Possession.

     The Company's net loss was $102,476, or ($0.10) per share, for the quarter ended September 30, 2000 (the "2000 Quarter"), as compared to a net loss of $29,066, or ($0.03) per share, for the quarter ended September 30, 1999 (the "1999 Quarter"). The loss in the 2000 Quarter is primarily attributable to a decrease in revenues and an increase in legal fees as a result of the Chapter 11 proceeding. Revenues decreased $448,891, or 56%, to $344,813 for the 2000 Quarter, as compared to $793,704 for the 1999 Quarter. Part of this decrease in revenues is due to the fact that the 1999 Quarter included $165,000 of revenues from temporary labor who were hired in 1999 to work on various Y2K issues at the Company's client. The remaining decrease in revenues is due to lower overall sales volume.

     The Company's gross margin increased to 47.6% in the 2000 Quarter, as compared to 46.8% in the 1999 Quarter. The 2000 Quarter had a higher percentage of traditional labor revenues which contribute a higher gross margin than temporary labor, subcontractors and reimbursables.

     Selling, general, and administrative ("SG&A") expenses decreased 39%, or $153,849, to $236,409 for the 2000 Quarter, as compared to $390,258 in the 1999 Quarter. This decrease is primarily attributable to actions taken to reduce the Company's expenses. In August 1999, the Company initiated a cost reduction program, primarily reductions in marketing expenses and personnel layoffs. The 2000 Quarter reflects these actions in its lower overall SG&A expenses. The Company's focus is to incur minimum expenses in order to preserve its working capital for growth within the Company's operating subsidiary.

     The Company incurred lower interest expense of $50 in the 2000 Quarter, as compared to $9,446 in the 1999 Quarter, due to the discontinuance of accruing interest on all the pre-petition debt under the Chapter 11 proceeding. Reorganization items included $30,000 of professional fees related to the Chapter 11 proceeding. Income tax expense of $658 in the 2000 Quarter was lower than income tax expense of $1,941 in the 1999 Quarter due to lower income levels.

Nine Months Ended September 30, 2000 Compared to the Nine Months
     Ended September 30, 1999

     The Company's net loss was $160,510, or ($0.16) per share, for the nine months ended September 30, 2000 (the "2000 Period"), as compared to a net loss of $7,908, or ($0.01) per share, for the nine months ended September 30, 1999 (the "1999 Period"). The loss in the 2000 Period is primarily attributable to a decrease in revenues and an increase in legal fees as a result of the Chapter 11 proceeding. Revenues decreased $1,286,049, or 45%, to $1,570,600 for the 2000 Period, as compared to $2,856,649 for the 1999 Period. Part of this decrease in revenues is due to the fact that the 1999 Quarter included $413,000 of revenues from temporary labor who were hired in 1999 to work on various Y2K issues at the Company's client. The remaining decrease in revenues is due to lower overall sales volume.

     The Company's gross margin improved to 43.9% in the 2000
Period, as compared to 42.0% in the 1999 Period. The 2000 Period had a higher percentage of traditional labor revenues which contribute a higher gross margin than temporary labor, subcontractors and reimbursables.

     SG&A expenses decreased 35%, or $417,525, to $765,727 for the 2000 Period, as compared to $1,183,252 in the 1999 Period. This decrease is primarily attributable to actions taken to reduce the Company's expenses. In August 1999, the Company initiated a cost reduction program, primarily reductions in marketing expenses and personnel layoffs. The 2000 Period reflects these actions in its lower overall SG&A expenses. The Company's focus is to incur minimum expenses in order to preserve its working capital for growth within the Company's operating subsidiary.

     The Company incurred lower interest expense of $13,210 in the 2000 Period, as compared to $21,189 due to the Chapter 11 proceeding. Because the Company's secured lender is under collateralized, the Company is no longer accruing interest expense on this obligation. Reorganization items included $70,860 of professional fees related to the Chapter 11 proceeding. Income tax expense of $1,127 in the 2000 Period was lower than income tax expense of $5,660 in the 1999 Period due to higher Fiscal 1998 expenses which were recorded in Fiscal 1999.

Liquidity and Capital Resources

     The Company provided $62,914 of cash from operating activities of continuing operations in the 2000 Period, as compared to utilizing $28,315 of cash from operating activities in the 1999 Period. The net loss of $160,510 in the 2000 Period was higher than the net loss of $7,907 in the 1999 Period. The 2000 Period included a $116,341 decrease in accounts receivable and a $134,520 increase in accounts payable, as compared to a decrease of $833,061 in accounts receivable and a decrease of $803,031 in accounts payable in the 1999 Period. The 2000 Period represents declining sales and the 1999 Period represented a significant change in accounts receivable and accounts payable, primarily due to the decrease in revenues from construction management services.

     Net cash used by investing activities of continuing operations in the 2000 Period was $11,704, as compared to $11,883 net cash used in the 1999 Period. Capital expenditures in the 2000 Period of $7,909, which were primarily for computer and field equipment, were lower than the $11,883 in the 1999 Period. The 2000 Period included new deposits of approximately $3,795, primarily related to the Chapter 11 proceeding.

     Net cash used by financing activities of continuing operations was $62,556 in the 2000 Period, as compared to net cash provided by financing activities of continuing operations of $66,731 in the 1999 Period. During the 2000 Period, the Company repaid $60,636 on its outstanding balance on its line of credit and $18,750 on its long-term debt. The Company also reclassified a negative cash balance to short-term note payable at September 30, 2000. During the 1999 Period, the Company's prior cash management system, which applied excess cash balances against its outstanding line of credit, resulted in an increase of $166,731 on the line of credit balance and paid out $100,000 on long-term debt.

     The Company's working capital deficit of $925,210 at September 30, 2000 increased compared to the working capital deficit of $776,697 at December 31, 1999, primarily due to the increase in accounts payable.

     The Company's operating subsidiary, Lexicon, filed a voluntary petition for Chapter 11 Reorganization in the Unites States Bankruptcy Court in the Southern District of New York on May 2, 2000. Lexicon received approval for use of its collections during its cash collateral hearing held on May 12, 2000 in accordance with its court approved budget. Lexicon has been operating as a Debtor-In-Possession since the filing and is in the process of preparing its Plan of Reorganization to be submitted to the Bankruptcy Court. The Company is actively pursuing alternatives for financing as part of its Plan, including both debt and equity options.

     Backlog at September 30, 2000 of $575,000 is lower than the level at December 31, 1999 of $800,000, but the Company continues to be successful in obtaining new work as it continues to complete the ongoing projects which were booked at the beginning of the fiscal year. The Company believes that all of the current backlog will be completed in 2000, although, no assurance of this can be given. Much of the Company's backlog is subject to termination at will and rescheduling without significant penalty. The Company has had a slight decrease in sales volume as a result of the Chapter 11 petition due to tighter financial restrictions implemented by its clients. However, no existing contracts have been canceled, nor have any clients been lost

     The Company has not experienced any difficulties as a result of the "Y2K" problems. The Company's internal systems are Y2K compliant and we have not experienced any problems with vendors or clients. While we do not expect any problems, we will continue to monitor compliance.

     Management has maintained control of overhead expenses and operating margins. However, there is no assurance that the cost controlling measures will be sufficient to permit the Company to meet its financial obligations while providing capital for ongoing operations.

     The Company deems its present facilities and equipment adequate for its immediate needs and it has no material commitments for capital expenditures. The Company believes its present liquidity and cash flow are not adequate for its current needs and there can be no assurance that additional financing, whether from debt or equity, will be available to the Company when needed on commercially reasonable terms, or at all.

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


                           PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings

     On May 18, 2000 a civil action entitled George A. Nolan and James G. Warburton, Plaintiffs vs. Leak-X Environmental Corporation, Defendant, was filed in the Court of Common Pleas, Chester County, Pennsylvania. The civil action seeks a sum of $100,000 due under a Stock Purchase Agreement signed on September 30, 1998 between Messrs. Nolan and Warburton and Leak-X Environmental Corporation. Per the Stock Purchase Agreement, a total of $300,000 was to be paid to Messrs. Nolan and Warburton by October 31, 2000. Messrs. Nolan and Warburton are suing for $100,000 still due and payable under the Agreement. On June 22, 2000, the Plaintiffs filed a Motion for Summary Judgement for $31,250 each plus interest and costs. The Company responded to this Motion and no decision has been made at this time.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

     10.1   None

     27.1   Financial Data Schedule


(b) Reports on Form 8-K:

     None.


                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:    November 14, 2000

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